Form 10-Q
period 2015-03-31
Lynden Energy Corp.
filed 2015-05-13
CIK 1622620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The registrant had 130,198,411 shares of common stock outstanding at May 11, 2015.

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The following are abbreviations and definitions of certain terms which may be used in this Quarterly Report on Form 10-Q:

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

“Boe/d.” One Boe per day.

“Btu” or “One British Thermal Unit.” The quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

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

“We,” “our,” “us” or like terms and “Lynden” and the “Company” refer to Lynden Energy Corp. and its subsidiaries, Lynden Exploration Ltd. and Lynden USA Inc.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the volatility of commodity prices, product supply and demand;

•	competition;

•	access to and cost of capital;

•	uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future;

•	the assumptions underlying production forecasts;

•	the quality of technical data;

•	environmental and weather risks, including the possible impacts of climate change;

•	the ability to obtain environmental and other permits and the timing thereof;

•	government regulation or action;

•	the costs and results of drilling and operations;

•	the availability of equipment, services, resources and personnel required to complete the Company’s operating activities;

•	access to and availability of transportation, processing and refining facilities;

•	the financial strength of counterparties to the Company’s reducing revolving credit facility and the purchasers of the Company’s production; and

•	acts of war or terrorism.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Balance Sheets as of March 31, 2015 and June 30, 2014

(Presented in United States dollars, except where indicated)

(Unaudited)

	Notes	March 31, 2015	June 30, 2014
ASSETS
Current assets
Cash and cash equivalents		$9,364,304	$13,955,890
Trade and other receivables, net of allowance for doubtful accounts	3,9	1,449,917	3,143,017
Income taxes receivable		200,000	200,000
Prepaid expenses		86,215	—

Total current assets		11,100,436	17,298,907

Non-current assets
Property, plant and equipment	5	104,998,686	91,812,527

Total assets		$116,099,122	$109,111,434

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other payables	9	$513,457	$2,971,177
Income taxes payable		537,000	380,000

Total current liabilities		1,050,457	3,351,177

Non-current liabilities
Credit facility	6,9	27,398,112	17,853,245
Asset retirement liabilities		268,212	240,208
Deferred tax liabilities		16,069,811	14,902,811

		43,736,135	32,996,264

Total liabilities		44,786,592	36,347,441

Shareholders’ equity
Share capital – authorized unlimited common shares, no par value
Issued and outstanding: March 31, 2015 – 130,198,411
June 30, 2014 – 129,275,911		65,622,739	65,160,387
Paid-in capital	7	15,228,868	15,434,128
Accumulated other comprehensive loss		(1,954,281)	(212,663)
Deficit		(7,584,796)	(7,617,859)

Total shareholders’ equity		71,312,530	72,763,993

Total liabilities and shareholders’ equity		$116,099,122	$109,111,434

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine months Ended March 31, 2015 and 2014

(Presented in United States dollars, except where indicated)

(Unaudited)

	Notes	Three months ended March 31,		Nine months ended March 31,
		2015	2014	2015	2014
Revenue and other income
Petroleum and natural gas sales, net of royalties		$3,699,751	$5,723,518	$17,593,290	$21,862,258
Derivative financial instruments gain (loss)		—	2,898	—	(70,440)
Interest income		30,249	39,415	103,539	51,511

Total revenue and other income		3,730,000	5,765,831	17,696,829	21,843,329

Expenses
Production and operating expenses		(1,959,220)	(1,396,682)	(4,651,407)	(3,665,343)
Depletion, depreciation and accretion		(2,704,024)	(1,979,354)	(8,166,473)	(5,937,645)
Foreign exchange loss		(1,880)	(2,084)	(3,009)	(4,864)
General and administrative		(803,864)	(403,956)	(1,717,499)	(1,033,933)
Impairments		—	—	(449,541)	—
Share of loss in equity investment	4	(431,919)	—	(431,919)	—
Interest		(279,960)	(150,209)	(794,918)	(279,977)

Total expenses		(6,180,867)	(3,932,285)	(16,214,766)	(10,921,762)

Other income
Gain on disposition of property, plant and equipment		—	276,177	—	10,214,019

Income (loss) before income taxes		(2,450,867)	2,109,723	1,482,063	21,135,586

Income tax (recovery) expense		(339,000)	(143,956)	1,449,000	5,636,044

Net (loss) income		(2,111,867)	2,253,679	33,063	15,499,542

Other comprehensive (loss) income
Foreign currency translation adjustment		(835,324)	(456,928)	(1,741,618)	(756,147)

Total comprehensive (loss) income for the period		$(2,947,191)	$1,796,751	$(1,708,555)	$14,743,395

Weighted average number of common shares outstanding
Basic	7	130,198,411	129,275,911	129,994,825	121,979,459
Diluted	7	130,198,411	131,844,029	130,967,825	124,777,421
Net earnings per common share
Basic		$(0.02)	$0.02	$0.00	$0.13
Diluted		$(0.02)	$0.02	$0.00	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Interim Statement of Changes in Equity for the Nine months Ended March 31, 2015 and 2014

(Presented in United States dollars, except where indicated)

(Unaudited)

	Common Shares		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit	Total
	Number	Amount
Balance at June 30, 2014	129,275,911	$65,160,387	$15,434,128	$(212,663)	$(7,617,859)	$72,763,993
Common shares issued for cash:
Exercise of stock options	922,500	462,352	(205,260)	—	—	257,092
Foreign currency translation	—	—	—	(1,741,618)	—	(1,741,618)
Earnings for the period	—	—	—	—	33,063	33,063

Balance at March 31, 2015	130,198,411	$65,622,739	$15,228,868	$(1,954,281)	$(7,584,796)	$71,312,530

	Common Shares		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit	Total
	Number	Amount
Balance at June 30, 2013	110,505,520	$49,279,688	$18,598,870	$139,939	$(23,021,510)	$44,996,987
Common shares issued for cash:
Exercise of warrants	18,770,391	15,880,699	(3,220,425)	—	—	12,660,274
Share-based payments	—	—	55,682	—	—	55,682
Foreign currency translation	—	—	—	(756,147)	—	(756,147)
Earnings for the period	—	—	—	—	15,499,542	15,499,542

Balance at March 31, 2014	129,275,911	$65,160,387	$15,434,127	$(616,208)	$(7,521,968)	$72,456,338

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Interim Statements of Cash Flows for the Nine months Ended March 31, 2015 and 2014

(Presented in United States dollars, except where indicated)

(Unaudited)

	Notes	Nine months ended March 31,
		2015	2014
Operating activities
Net income for the period		$33,063	$15,499,542
Adjustments for:
Accrued interest		44,867	(2,347)
Unrealized loss on derivative financial instruments		—	27,418
Depletion, depreciation and accretion		8,166,473	5,937,645
Impairments		449,541	—
Share of loss in equity investment		431,919	—
Share-based payments		—	54,529
Gain on disposition of property, plant and equipment		—	(10,214,019)
Deferred income taxes		1,167,000	4,658,000
Unrealized foreign exchange gain		(417,337)	(229,922)
Changes in non-cash working capital items:
Trade and other receivables		1,693,100	(103,445)
Prepaid expenses		(86,215)	—
Trade and other payables		(38,344)	821,569
Income taxes payable		157,000	751,160

Cash generated by operating activities		11,601,067	17,200,130

Investing activities
Advances to investment in associate		(431,919)	—
Disposition of property, plant and equipment		—	20,497,203
Acquisition of property, plant and equipment		(24,193,545)	(26,136,372)

Cash (used in) generated by investing activities		(24,625,464)	(5,639,169)

Financing activities
Drawings (repayments) of credit facility		9,500,000	(12,750,000)
Common shares issued for cash, net of issue costs	7	257,092	12,660,274

Cash generated (used) by financing activities		9,757,092	(89,726)

Effect of exchange rate on cash held in foreign currency		(1,324,281)	(525,071)

Change in cash and cash equivalents during the period		(4,591,586)	10,946,164
Cash and cash equivalents, beginning of period		13,955,890	1,874,400

Cash and cash equivalents, end of period		$9,364,304	$12,820,564

Cash and cash equivalents are composed of:
Cash		$646,239	$1,560,377
Guaranteed investment certificates		8,718,065	11,260,187

		$9,364,304	$12,820,564

Supplemental cash flow information	10

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Condensed Consolidated Interim Financial Statements.

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

2. Significant Accounting Policies

a) Basis of presentation

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) as at March 31, 2015 and for the three and nine months ended March 31, 2015 and the 2014 comparative period. These condensed consolidated interim financial statements do not include all the necessary annual disclosures as prescribed under U.S. GAAP and should be read in conjunction with the Company’s restated audited consolidated financial statements as of June 30, 2014.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which are necessary to present fairly the financial position as at March 31, 2015 and results of operations and cash flows for all periods presented.

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

c) Recent accounting pronouncements

As of July 1, 2014, the Company adopted the following Financial Accounting Standards Board (“FASB”) accounting standards updates. The adoption of these standards did not have a material impact on the Company’s condensed consolidated interim financial statements.

•	Accounting Standards Update 2013-04, Obligations resulting from Joint and Several Liability Arrangements

•	Accounting Standards Update 2013-05, Parent’s Accounting for Cumulative Translation Adjustments upon Derecognition of Certain Subsidiaries

•	Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

The FASB has issued the following accounting standards updates which are not yet effective:

•	Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (effective for annual periods beginning on or after March 15, 2014)

•	Accounting Standards Update 2014-09, Revenue From Contracts With Customers (effective for annual periods beginning after March 15, 2016)

•	Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period (effective for annual periods beginning after March 15, 2015)

•	Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (effective for annual periods ending after March 15, 2016)

The Company has not early adopted these accounting standards updates and is currently assessing the application of these standards on the results and financial position of the Company.

3. Trade and Other Receivables

	March 31, 2015	June 30, 2014
Accounts receivable – trade	$238	$2,572,762
Accrued receivables	1,364,640	496,947
Sales taxes receivable	85,039	73,308

	$1,449,917	$3,143,017

The Company did not have any allowance for doubtful accounts as at March 31, 2015 and June 30, 2014. As at March 31, 2015, $1,320,589 (June 30, 2014 – $2,991,585) is owing from one counterparty.

4. Investment in Associate

In October 2007, the Company participated, along with its Paradox Basin partners, in the formation of a Utah, USA based natural gas transmission company, Abajo Gas Transmission Company, LLC (“Abajo”). The Company purchased a 47.99% interest in Abajo through capital contributions totaling $5,135,000. Abajo holds ownership of the gas gathering systems in the Northern and Southern Prospect Areas of the Company’s Paradox Basin Project. Through its interest in Abajo, the Company is entitled to 55% of the revenues and expenses attributable to the construction, operation, maintenance and expansion of the gas gathering system in the Northern Prospect Area and 25% in the Southern Prospect Area.

The Company exerts significant influence over Abajo as a result of its approximately 48% interest. However, as a result of the Company’s partner holding a greater than 50% interest in Abajo and also acting as manager of Abajo, the Company does not control Abajo. As such, the investment in Abajo is accounted for using the equity method.

At July 1, 2010, the Company wrote down its Abajo investment to $nil. The impairment charge was made after considering, among other things, the estimated future natural gas volumes to be transmitted by Abajo from the wells currently tied into the gas gathering system and the Company’s decision to not incur capital expenditures on the Paradox Basin Project in the near term.

In March 2015, the Company invested a further $431,919 in Abajo. This additional investment represents the funding of prior losses up to the amount of the additional investment and has been expensed in the three months ended March 31, 2015.

5. Property, Plant and Equipment

	March 31, 2015
	Cost	Accumulated Depletion, Depreciation and Impairment	Net Book Value
Petroleum and natural gas properties
Proved	$117,301,312	$(20,929,259)	$96,372,053
Exploratory well costs	35,861,596	(27,236,093)	8,625,503

	153,162,908	(48,165,352)	104,997,556
Computer equipment	2,052	(922)	1,130

Total property, plant and equipment	$153,164,960	$(48,166,274)	$104,998,686

	June 30, 2014
	Cost	Accumulated Depletion, Depreciation and Impairment	Net Book Value
Petroleum and natural gas properties
Proved	$100,407,384	$(12,781,939)	$87,625,445
Exploratory well costs	30,972,613	(26,786,552)	4,186,061

	131,379,997	(39,568,491)	91,811,506
Computer Equipment	4,820	(3,799)	1,021

Total property, plant and equipment	$131,384,817	$(39,572,290)	$91,812,527

Proved Petroleum and Natural Gas Assets

Proved petroleum and natural gas assets consist of lease acquisition costs, costs of drilling and equipping development wells, and construction of related production facilities all relating to the Company’s Midland Basin property.

Exploratory Well Costs

Exploratory well costs consist of costs associated with the drilling and equipping of exploratory wells relating to 1) the Mitchell Ranch Project; 2) four vertical well locations in the Midland Basin; and 3) one horizontal well location in the Midland Basin. The Company is performing economic evaluations including, but not limited to, results of additional appraisal drilling, well test analysis, additional geological and geophysical data, facilities and infrastructure development options, development plan approval, and permitting.

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

6. Credit Facility

The Company has a reducing revolving line of credit (the “Credit Facility”) in an amount up to $100 million. As at March 31, 2015, the Credit Facility has a borrowing base of $40 million, of which $27.3 million has been drawn down. Subsequent to March 31, 2015, the Credit Facility lender advised the Company that the borrowing base under the Credit Facility would be, subject to the completion of customary documentation, reduced to $37.5 million. The Credit Facility will bear interest determined by the percent of the borrowing base utilized and by elections made by the Company. Amounts drawn down under the Credit Facility will bear interest at a rate of LIBOR plus a range of 3.00% to 3.50% or at a rate of U.S. prime plus a range of 2.00% to 2.50%. A minimum interest rate of 3.5% is required on borrowings under the Credit Facility. Payments under the Credit Facility will be required to the extent that outstanding principal and interest exceed the borrowing base. Other fees may also apply pursuant to the bank’s re-determinations of the borrowing base. Changes in borrowing base are made based on the bank’s engineering valuation of the Company’s oil and gas reserves. The borrowing base is re-determined semi-annually; however, the Company may request two additional re-determinations of the borrowing base annually.

The Credit Facility contains certain mandatory covenants, including minimum current ratio and cash flow requirements, and other standard business operating covenants. The Company has complied with all of these covenants as at and during the nine months ended March 31, 2015. The Company has pledged its interest in its P&NG and other assets as security for liabilities pursuant to the Credit Facility. Amounts owing on the Credit Facility are payable when the Credit Facility expires in August 2016, unless otherwise extended by the parties, or payable on demand on the event of default.

7. Shareholders’ Equity

a) Authorized

An unlimited number of common shares without par value.

An unlimited number of preference shares without par value.

b) Warrants:

The changes in warrants outstanding during the nine months ended March 31, 2015 and the year ended June 30, 2014 are as follows:

	Nine months ended March 31, 2015		Year ended June 30, 2014
	Number of warrants	Weighted average exercise price (CDN$)	Number of warrants	Weighted average exercise price (CDN$)
Balance, beginning of period	7,512,000	$0.65	27,415,760	$0.69
Exercised	—	$—	(18,770,391)	$0.70
Expired	—	$—	(1,133,369)	$0.70

Balance, end of period	7,512,000	$0.65	7,512,000	$0.65

For warrants exercised during the year ended June 30, 2014, the weighted average share price at the dates of exercise was CDN$0.79.

Warrants exercisable and outstanding as at March 31, 2015 are as follows:

Expiry Date	Exercise Price (CDN$)
May 4, 2015	$0.65	5,079,500
May 18, 2015	$0.65	2,432,500

		7,512,000

On May 4, 2015, 5,079,500 warrants expired unexercised.

c) Earnings per share:

Diluted earnings per share computation

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Numerator:
Net (loss) earnings	$(2,111,867)	$2,253,679	$33,063	$15,499,542

Denominator:
Weighted average number of common shares (basic)	130,198,411	129,275,911	129,994,825	121,979,459
Dilutive effect of share options	—	1,480,855	436,429	1,545,962
Dilutive effect of warrants	—	1,087,263	536,571	1,252,000

Weighted average number of common shares (diluted)	130,198,411	131,844,029	130,967,825	124,777,421

Diluted earnings per common share	$(0.02)	$0.02	$0.00	$0.12

For the three months ended March 31, 2015, there are 4,270,000 (2014 – 2,620,000) share options that are not dilutive and 7,512,000 (2014 – nil) warrants that are not dilutive.

For the nine months ended March 31, 2015, there are 2,612,500 (2014 – 2,620,000) share options that are not dilutive and nil (2014 – nil) warrants that are not dilutive.

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

The changes in stock options issued during the nine months ended March 31, 2015 and the year ended June 30, 2014 are as follows:

	Nine months ended March 31, 2015		Year ended June 30, 2014
	Number of options	Weighted average exercise price (CDN$)	Number of options	Weighted average exercise price (CDN$)
Balance, beginning of period	6,632,500	$0.61	6,862,500	$0.81
Exercised	(922,500)	$0.31	—	$—
Expired	(1,440,000)	$0.55	(230,000)	$0.68

Balance, end of period	4,270,000	$0.69	6,632,500	$0.61

For stock options exercised during the nine months ended March 31, 2015, the weighted average share price at the dates of exercise was CDN$0.92

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Options outstanding		Options exercisable
Exercise price (CDN$)	Number of options	Weighted average remaining life (years)	Number of options	Weighted average remaining life (years)
$0.50 to $0.60	1,657,500	1.95	1,657,500	1.95
$0.80	2,612,500	1.31	2,612,500	1.31

	4,270,000	1.56	4,270,000	1.56

8. Related Party Transactions

The Company incurred the following fees and expenses in the normal course of operations at amounts agreed upon between the parties to companies owned by key management and directors. The legal fees are paid to a law firm in which a director is a shareholder and the transportation and marketing costs are paid to Abajo Gas Transmission Company, LLC, the Company’s investment in associate.

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Legal fees	$14,341	$12,098	$42,682	$37,574
Transportation and marketing costs	8,569	11,704	27,859	23,722

Total	$22,910	$23,802	$70,541	$61,296

Trade and other payables include $7,760 (June 30, 2014 – $47,014) owing to related parties. Amounts due to or from related parties are unsecured, non-interest bearing and are due on demand.

9. Financial Instruments

As at March 31, 2015, the Company’s financial instruments are cash and cash equivalents, trade and other receivables, credit facility, and trade and other payables. These financial instruments are classified as follows:

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

The Company has exposure to credit risk, liquidity risk, and market risk from its use of financial instruments. There have not been any changes to the Company’s exposure to risks, or the objectives, policies and processes to manage these since from June 30, 2014. Subsequent to March 31, 2015, we entered into a NYMEX based oil price put contract for 9,000 barrels of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per barrel. Fair value changes on this contract will be recognized in the statement of income.

a) Credit risk

The aging of trade and other receivables are as follows:

	March 31, 2015	June 30, 2014
Trade and other receivables
0 to 60 days	$1,381,908	$3,083,365
61 to 120 days	8,357	6,762
> 120 days[1]	59,652	52,890

	$1,449,917	$3,143,017

[1]	Utah State withholding taxes on P&NG sales.

b) Liquidity Risk

The following table details the Company’s expected remaining contractual maturities for its financial liabilities. The table is based on the undiscounted cash flows of financial liabilities based on the earliest date on which the Company is required to satisfy the liabilities.

	Total	Less than 1 year	One to two years	More than two years
Credit facility[1]	$27,398,112	$—	$27,398,112	$—
Trade and other payables	513,457	513,457	—	—

	$27,911,569	$513,457	$27,398,112	$—

[1]	Includes accrued interest of $148,112.

c) Currency Risk

As at March 31, 2015, a 10% depreciation or appreciation of the Canadian dollar against the United States dollar would result in an increase or decrease, respectively, in the Company’s earnings or loss by $880,388, based on the net exposures presented below:

	Cash	Trade and other receivables	Trade and other payables	Net assets exposure	Effect of +/- 10% change in currency
Canadian dollar denomination	$8,966,514	$12,781	$(175,420)	$8,803,875	$880,388

10. Supplemental Cash Flow Information

	Nine months ended March 31,
	2015	2014
Non-cash financing activities:
Fair value of stock options transferred to common shares on exercise of stock options	$205,260	$—
Fair value of warrants transferred to common shares on exercise of warrants	$—	$3,220,425

11. Segmented Information

At March 31, 2015 the Company has one reportable operating segment, being the acquisition, exploration and development of petroleum and natural gas properties. The Company operates in two reportable geographic areas, being Canada and the United States of America.

An operating segment is defined as a component of the Company:

•	that engages in business activities from which it may earn revenues and incur expenses;

•	whose operating results are reviewed regularly by the entity’s chief operating decision maker; and

•	for which discrete financial information is available.

The Company’s revenues and capital assets in each of the geographic areas are as follows:

	Canada		USA		Consolidated Total
	2015	2014	2015	2014	2015	2014
Three months ended March 31,
Revenue and other income
Interest Income	$30,249	$39,415	$—	$—	$30,249	$39,415

Derivative financial instruments gain (loss)	—	—	—	2,898	—	2,898

Petroleum sales, net of royalties	—	—	2,975,682	4,297,059	2,975,682	4,297,059

Natural gas sales, net of royalties	—	—	485,205	674,134	485,205	674,134

Natural gas liquids sales, net of royalties	—	—	238,864	752,325	238,864	752,325

	$30,249	$39,415	$3,699,751	$5,722,416	$3,730,000	$5,765,831

Nine months ended March 31,
Revenue and other income
Interest Income	$103,539	$51,511	$—	$—	$103,539	$51,511

Derivative financial instruments gain (loss)	—	—	—	(70,440)	—	(70,440)

Petroleum sales, net of royalties	—	—	13,685,536	17,961,450	13,685,536	17,961,450

Natural gas sales, net of royalties	—	—	1,785,493	1,645,430	1,785,493	1,645,430

Natural gas liquids sales, net of royalties	—	—	2,122,261	2,255,378	2,122,261	2,255,378

	$103,539	$51,511	$17,593,290	$21,791,818	$17,696,829	$21,843,329

	Canada		USA		Consolidated Total
	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014

Property, plant and equipment	$1,130	$1,021	$104,997,556	$91,811,506	$104,998,686	$91,812,527

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes in “Part I, Item 1. Financial Statements” presented in this Quarterly Report on Form 10-Q, and in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Registration Statement on Form 10. The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Please see “Cautionary Note Regarding Forward-Looking Information” elsewhere in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our Registration Statement on Form 10. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

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

Highlights

The Company’s financial and operating performance for the three months ended March 31, 2015 included the following highlights:

•	The total number of producing Wolfberry wells increased from 102 gross (41.83 net) to 105 gross (43.02 net);

•	Primarily as a result of a significant drop in commodity prices, petroleum and natural gas sales decreased by 35% as compared to the three months ended March 31, 2014;

•	Realized prices decreased 50% per Bbl of oil, 47% per Mcf of gas and 76% per Bbl of NGL compared to the three months ended March 31, 2014; and

•	Average daily production was 1,350 Boe/d in the three months ended March 31, 2015 compared to 997 Boe/d in the three months ended March 31, 2014.

Recent Developments

During the three months ended March 31, 2015, our average daily production was 711 barrels per day, or Bbls/d, of oil, 1,850 thousand cubic feet per day, or Mcf/d, of natural gas and 330 Bbls/d of NGL, which totaled 1,350 Boe/d. During the three months ended December 31, 2014, our average daily production was 750 Bbls/d of oil, 1,853 Mcf/d of natural gas, and 333 Bbls/d of NGL, which totaled 1,392 Boe/d. Production decreased by 42 Boe/d or 3% in the three months ended March 31, 2015 compared to the three months ended December 31, 2014.

During the three months ended March 31, 2015, we incurred approximately $1.0 million of capital expenditures in connection with our Permian Basin properties. Principal activities undertaken during the three months ended March 31, 2015 included the drilling of three gross (1.22 net) Wolfberry wells.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas and NGL; and

•	lease operating expenses.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL. For the three months ended March 31, 2015 and 2014, our revenues derived from oil sales were 80% and 75% respectively. Natural gas sales accounted for approximately 13% and 12% of total sales for the three months ended March 31, 2015 and 2014, respectively. Our revenues from NGL sales for the three months ended March 31, 2015 and 2014 were 6% and 13%, respectively. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Production Volumes

The following table presents production volumes for the Company’s properties for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	% Change
Oil (Bbls)	64,017	46,331	38.2%
Natural gas (Mcf)	166,531	123,110	35.3%
NGL (Bbls)	29,738	22,840	30.2%

Total (Boe)	121,510	89,689	35.5%
Average net daily production (Boe/d)	1,350	997	35.5%

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

Oil and natural gas prices have been subject to significant fluctuations during the past several years. Recently, oil and natural gas prices have declined significantly. During the nine months ended March 31, 2015, the West Texas Intermediate posted price had declined from a high of $106.06 per Bbl to a low of $43.39 per Bbl. In addition, the Henry Hub spot market price had declined from a high of $4.47 per MMBtu to a low of $2.62 per MMBtu. Likewise, NGL prices have recently suffered significant declines in realized prices. NGL are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics.

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

Factors Affecting the Comparability of Our Financial Condition and Results of Operations.

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Public Company Expenses

We incur direct, incremental general and administrative expenses as a result of being a U.S. registered company, including, but not limited to, increased costs associated with increased reporting and compliance requirements, accounting costs and legal fees. These additional direct, incremental general and administrative expenses are not included in our historical results of operations prior to our U.S. registration, during which time we were only a reporting issuer in certain provinces of Canada.

Changes in Drilling Activity

Our capital budget for fiscal 2015 was established at approximately $34 million. Our 2015 capital budget contemplated the participation in the drilling of 15 gross Wolfberry wells, 5 gross horizontal wells in the Midland Basin, and 4 gross vertical wells on the Mitchell Ranch Project. The ultimate amount of capital that we expend may fluctuate materially based on market conditions and our drilling results. See “Capital Requirements and Sources of Liquidity” for additional information.

Results of Operations

Oil, natural gas and NGL sales revenues. The following table provides summary information regarding oil, natural gas and NGL revenues, production, average product prices and average production costs and expenses for the three and nine months ended March 31, 2015 and 2014. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGL to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel NGL to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGL may differ significantly from the price for a barrel of oil.

	Three Months Ended March 31,		Nine months Ended March 31,
	2015	2014	2015	2014
Net Revenues
Oil	$2,975,681	$4,297,059	$13,685,535	$17,961,450
Natural gas	485,205	674,134	1,785,493	1,645,430
NGL	238,865	752,325	2,122,262	2,255,378

	3,699,751	5,723,518	17,593,290	21,862,258
Production and operating expenses	(1,959,220)	(1,396,682)	(4,651,407)	(3,665,343)

Net back	$1,740,531	$4,326,836	$12,941,883	$18,196,915

Production
Oil (Bbl)	64,017	46,331	205,432	184,901
Natural gas (Mcf)	166,531	123,110	506,853	394,495
NGL (Bbl)	29,738	22,840	90,711	67,694
Total barrel of oil equivalent (Boe)	121,510	89,689	380,618	318,344
Daily production averages
Oil (Bbls/d)	711	515	750	675
Natural gas (Mcf/d)	1,850	1,368	1,850	1,440
NGL (Bbl/d)	330	254	331	247
Total barrel of oil equivalent (Boe/d)	1,350	997	1,389	1,162
Average prices
Oil (per Bbl)	$46.48	$92.75	$66,62	$97.14
Natural gas (per Mcf)	$2.91	$5.48	$3.52	$4.17
NGL (per Bbl/d)	$8.03	$32.94	$23.40	$33.32
Total barrel of oil equivalent (per Boe)	$30.45	$63.89	$46.28	$68.72
Costs and expenses (per Boe)
Lease operating	$11.48	$8.52	$8.90	$7.01
Production and ad valorem taxes	$4.64	$7.05	$3.32	$4.50
Depletion, depreciation and accretion	$22.25	$22.07	$21.46	$18.65
Impairments	$—	$—	$1.18	$—
General and administrative	$6.62	$4.50	$4.51	$3.25

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Income. Net loss for the three months ended March 31, 2015 was ($2,111,867) and ($0.02) per share and diluted share, compared to net income of $2,253,679 and $0.02 per share and diluted share for the three months ended March 31, 2014. Net income decreased by $4,365,546 as at March 31, 2015 compared to March 31, 2014 for the three months ended March 31, 2015 primarily due to lower oil and gas revenues of $2,023,767, higher production and operating expenses of $562,538, higher depletion, depreciation and accretion of $724,670, higher general and administrative expenses of $399,908, and a share of loss in equity investment of $431,919 in the three months ended March 31, 2015.

Oil, natural gas and NGL revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes.

	Three Months Ended March 31,
	2015	2014	Change	% Change
Revenues
Oil	$2,975,681	$4,297,059	$(1,321,378)	(31%)
Natural gas	485,205	674,134	(188,929)	(28%)
NGL	238,865	752,325	(513,460)	(68%)

Total revenues	$3,699,751	$5,723,518	$(2,023,767)	(35%)

Production
Oil (Bbl)	64,017	46,331	17,686	38%
Natural gas (Mcf)	166,531	123,110	43,421	35%
NGL (Bbl)	29,738	22,840	6,898	30%
Total barrel of oil equivalent (Boe)	121,510	89,689	31,821	36%
Daily production averages
Oil (Bbls/d)	711	515	197	38%
Natural gas (Mcf/d)	1,850	1,368	482	35%
NGL (Bbls/d)	330	254	77	30%
Total barrel of oil equivalent (Boe/d)	1,350	997	354	35%
Average prices
Oil (per Bbl)	$46.48	$92.75	$(46.27)	(50%)
Natural gas (per Mcf)	$2.91	$5.48	$(2.57)	(47%)
NGL (per Bbl)	$8.03	$32.94	$(24.91)	(76%)
Total barrel of oil equivalent (per Boe)	$30.45	$63.89	$(33.45)	(52%)

Oil revenues. Oil revenues decreased 31% from $4,297,059 for the three months ended March 31, 2014 to $2,975,681 for the three months ended March 31, 2015 as a result of a $46.27 per Bbl decrease in our average realized price for oil, offset by an increase in oil production volumes of 17,686 Bbls. Our higher oil production was primarily a result of our ongoing Wolfberry well development program, and the resulting increase in the number of wells tied-in and producing.

Natural gas revenues. Natural gas revenues decreased 28% from $674,134 for the three months ended March 31, 2014 to $485,205 for the three months ended March 31, 2015 as a result of a $2.57 per Mcf decrease in our average realized natural gas price, offset by an increase in natural gas production volumes of 43,421 Mcf. Our increase in natural gas production was primarily a result of ongoing Wolfberry well development program, and the resulting increase in the number of wells tied-in and producing

NGL revenues. NGL revenues decreased 68% from $752,325 for the three months ended March 31, 2014 to $238,865 for the three months ended March 31, 2015 as a result of a $24.91 per Bbl decrease in our average realized NGL price, offset by an increase in NGL production volumes of 6,898 Bbls. Our higher NGL production was primarily due to ongoing Wolfberry well development program, and the resulting increase in the number of wells tied-in and producing.

Effects of derivatives. As at and for the three months ended March 31, 2015, all of our production was unhedged. For the three months ended March 31, 2014, we reported an unrealized gain of $2,898 on a costless collar oil hedge. As at March 31, 2014, our outstanding costless collar hedge consisted of 4,750 Bbls of oil per month from April 2014 to June 2014 with a floor of $80/Bbl and a ceiling of $104/Bbl based on NYMEX pricing.

Operating expenses. The following table summarizes our operating expenses for the periods indicated.

	Three months ended March 31,
	2015	2014	Change	% Change
Operating expenses
Lease operating	$1,395,313	$764,321	$630,992	83%
Production and ad valorem taxes	563,907	632,361	(68,454)	(11%)
Depletion, depreciation and accretion	2,704,024	1,979,354	724,670	37%
General and administrative	803,864	403,956	399,908	99%

Total operating expenses	$5,467,108	$3,779,992	$1,687,116	45%

	Three months ended March 31,
	2015	2014	Change	% Change
Operating expenses per boe
Lease operating	$11.48	$8.52	$2.96	35%
Production and ad valorem taxes	4.64	7.05	(2.41)	(34%)
Depletion, depreciation and accretion	22.25	22.07	0.18	1%
General and administrative	6.62	4.50	2.12	47%

Total operating expenses	$44.99	$42.14	$2.85	7%

Lease operating expenses. Lease operating expenses increased 83% from $764,321 for the three months ended March 31, 2014 to $1,395,313 for the three months ended March 31, 2015. The increase in our lease operating expenses was primarily attributable to the increased number of operating wells and to the higher mix of old wells compared to new wells. Older wells generally require more maintenance per Boe produced.

Production and ad valorem taxes. Production and ad valorem taxes decreased 11% from $632,361 for the three months ended March 31, 2014 to $563,907 for the three months ended March 31, 2015. The decrease in our production and ad valorem taxes was attributable to lower revenues from falling commodity prices during the three months ended March 31, 2015.

Depletion, depreciation and accretion. Depletion, depreciation and accretion increased 37% from $1,979,354 for the three months ended March 31, 2014 to $2,704,024 for the three months ended March 31, 2015 as a result of a 35% increase in production of Boe along with $17,039,494 more in capitalized costs subject to depletion and depreciation at March 31, 2015 compared to March 31, 2014.

General and administrative expenses. General and administrative (“G&A”) expenses increased 99% from $403,956 for the three months ended March 31, 2014 to $803,864 for the three months ended March 31, 2015. The increase in G&A was due to (1) higher professional fees incurred for the registration of the Company’s securities with the U.S. Securities and Exchange Commission; (2) higher administrative and consulting fees incurred in order to manage the Company’s increasing business complexity; and (3) higher printing costs incurred in order to meet the filing requirements of the U.S. Securities and Exchange Commission. The following table summarizes G&A for the period indicated.

	Three months ended March 31,
	2015	2014	Change	% Change
General and administrative expenses
Administrative, consulting, and directors’ fees	$253,566	$207,638	$45,928	22%
Office, miscellaneous and other	254,906	102,315	152,591	149%
Professional fees	264,734	77,306	187,428	242%
Promotion and travel	30,658	15,395	15,263	99%
Stock-based compensation	—	1,302	(1,302)	(100%)

Total general and administrative expenses	$803,864	$403,956	$399,908	99%

Share of loss in equity investment. In March 2015, we invested a further $431,919 in an investment in associate. This additional investment represents the funding of prior losses up to the amount of the additional investment and has been expensed in the three months ended March 31, 2015.

Foreign exchange gain (loss). Foreign exchange losses included in net income primarily relate to Lynden Energy Corp. translating United States dollar transactions into Canadian dollars at exchange rates prevailing on the transaction dates.

Foreign currency translation adjustment. Foreign currency translation loss of $835,324 was included in other comprehensive income for the three months ended March 31, 2015, compared to $456,928 for the three months ended March 31, 2014. Foreign currency translation loss relates primarily to translating Lynden Energy Corp.’s and Lynden Exploration Ltd.’s net assets denominated in Canadian dollars into United States dollars. Lynden Energy Corp.’s and Lynden Exploration Ltd.’s functional currency is the Canadian dollar.

Interest expense. During the three months ended March 31, 2014, we recorded $150,209 of interest expense as compared to $279,960 in the three months ended March 31, 2015. The increase is primarily the result of having borrowed $27,250,000 under our reducing revolving line of credit (the “Credit Facility”) as at March 31, 2015 compared to $13,750,000 as at March 31, 2014.

Income taxes. We reported an income tax recovery of $339,000 for the three months ended March 31, 2015 compared to an income tax recovery of $143,956 for the three months ended March 31, 2014. The higher income tax recovery for 2015 relates to the loss before income taxes reported for 2015.

Results of Operations

Nine months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Net Income. Net income for the nine months ended March 31, 2015 was $33,063 and $0.00 per share and diluted share, compared to net income of $15,499,542 and $0.13 per share and $0.12 per diluted share for the nine months ended March 31, 2014. Net income for the nine months ended March 31, 2015 decreased primarily because oil and gas revenues were lower by $4,268,968, there was no gain on disposition of property, plant and equipment in the nine months ended March 31, 2015 compared to a gain of $10,214,019 in the nine months ended March 31, 2014, depletion, depreciation and accretion were higher by $2,228,828 in the nine months ended March 31, 2015, production and operating expenses were higher by $986,064, which was offset by lower income taxes of $4,187,044.

Oil, natural gas and NGL revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes.

	Nine months Ended March 31,
	2015	2014	Change	% Change
Revenues
Oil	$13,685,535	$17,961,450	$(4,275,915)	(24%)
Natural gas	1,785,493	1,645,430	140,063	9%
NGL	2,122,262	2,255,378	(133,116)	(6%)

Total revenues	$17,593,290	$21,862,258	$(4,268,968)	(20%)

Production
Oil (Bbl)	205,432	184,901	20,531	11%
Natural gas (Mcf)	506,853	394,495	112,358	28%
NGL (Bbl)	90,711	67,694	23,016	34%
Total barrel of oil equivalent (Boe/d)	380,618	318,344	62,274	20%
Daily Production Averages
Oil (Bbls/d)	750	675	75	11%
Natural gas (Mcf/d)	1,850	1,440	410	28%
NGL (Bbls/d)	331	247	84	34%
Total barrel of oil equivalent (Boe/d)	1,389	1,162	227	20%
Average Prices
Oil (per Bbl)	$66.62	$97.14	$(30.52)	(31%)
Natural gas (per Mcf)	$3.52	$4.17	$(0.65)	(16%)
NGL (per Bbl)	$23.40	$33.32	$(9.92)	(30%)
Total barrel of oil equivalent (per Boe)	$46.28	$68.72	$(22.45)	(33%)

Oil revenues. Oil revenues decreased 24% from $17,961,450 for the nine months ended March 31, 2014 to $13,685,535 for the nine months ended March 31, 2015 as a result of a $30.52 per Bbl decrease in our average realized price of oil only partially offset by an increase in oil production volumes of 20,531 Bbls.

Natural gas revenues. Natural gas revenues increased 9% from $1,645,430 for the nine months ended March 31, 2014 to $1,785,493 for the nine months ended March 31, 2015 as a result of an increase in natural gas production volumes of 112,358 Mcf offset by a $0.65 per Mcf decrease in our average realized natural gas price.

NGL revenues. NGL revenues decreased 6% from $2,255,378 for the nine months ended March 31, 2014 to $2,122,262 for the nine months ended March 31, 2015 as a result of a $9.92 per Bbl decrease in our average realized NGL price partially offset by an increase in NGL production volumes of 23,016 Bbls.

Effects of derivatives. As at and for the nine months ended March 31, 2015, all of the Company’s production was unhedged. For the nine months ended March 31, 2014, the Company realized a $43,022 loss on a costless collar oil hedge and reported an unrealized loss of $27,418 on a costless collar oil hedge. As at March 31, 2014, the Company’s outstanding costless collar hedge consisted of 4,750 Bbls of oil per month from April 2014 to June 2014 with a floor of $80/Bbl and a ceiling of $104/Bbl based on NYMEX pricing.

Operating expenses. The following table summarizes our expenses for the periods indicated.

	Nine months ended March 31,
	2015	2014	Change	% Change
Operating expenses
Lease operating	$3,388,600	$2,232,321	$1,156,279	52%
Production and ad valorem taxes	1,262,807	1,433,022	(170,215)	(12%)
Depletion, depreciation and accretion	8,166,437	5,937,645	2,228,792	38%
Impairments	449,541	—	449,541	n/a
General and administrative	1,717,499	1,033,933	683,566	66%

Total operating expenses	$14,984,884	$10,636,921	$4,347,963	41%

	Nine months ended March 31,
	2015	2014	Change	% Change
Operating expenses per boe
Lease operating	$8.90	$7.01	$1.89	27%
Production and ad valorem taxes	3.32	4.50	(1.18)	(26%)
Depletion, depreciation and accretion	21.46	18.65	2.80	15%
Impairments	1.18	—	1.18	n/a
General and administrative	4.51	3.25	1.26	39%

Total operating expenses	$39.37	$33.41	$5.95	18%

Lease operating expenses. Lease operating expenses increased 52% from $2,232,321 for the nine months ended March 31, 2014 to $3,388,600 for the nine months ended March 31, 2015. The increase in our lease operating expenses was primarily attributable to the increased number of operating wells and to the higher mix of old wells compared to new wells. Older wells generally require more maintenance per Boe produced.

Production and ad valorem taxes. Production and ad valorem taxes decreased 12% from $1,433,022 for the nine months ended March 31, 2014 to $1,262,807 for the nine months ended March 31, 2015. The decrease in our production and ad valorem taxes was attributable to lower revenues from falling commodity prices during the nine months ended March 31, 2015.

Depletion, depreciation and accretion. Depletion, depreciation and accretion increased 38% from $5,937,645 for the nine months ended March 31, 2014 to $8,166,437 for the nine months ended March 31, 2015 as a result of a 20% increase in production of Boe along with $17,039,494 more in capitalized costs subject to depletion and depreciation at March 31, 2015 compared to March 31, 2014.

General and administrative expenses. General and administrative (“G&A”) expenses increased 66% from $1,033,933 for the nine months ended March 31, 2014 to $1,717,499 for the nine months ended March 31, 2015. The increase in G&A was due to (1) higher professional fees incurred for the registration of the Company’s securities with the U.S. Securities and Exchange Commission; (2) higher administrative, consulting, and directors fees incurred in order to manage the Company’s increasing business complexity; (3) higher printing costs incurred in order to meet the filing requirements of the U.S. Securities and Exchange Commission; and (4) higher promotion and travel as additional efforts were made to introduce the Company to potential new shareholders. The following table summarizes G&A for the period indicated.

	Nine months ended March 31,
	2015	2014	Change	% Change
General and administrative expenses
Administrative, consulting, and directors fees	$636,239	$512,636	$123,603	24%
Office, miscellaneous and other	348,707	185,537	163,170	88%
Professional fees	588,278	197,774	390,504	197%
Promotion and travel	144,275	83,457	60,818	73%
Stock-based compensation	—	54,529	(54,529)	(100%)

Total general and administrative expenses	$1,717,499	$1,033,933	$683,566	66%

Foreign exchange gain (loss). Foreign exchange losses included in net income primarily relate to Lynden Energy Corp. translating United States dollar transactions into Canadian dollars at exchange rates prevailing on the transaction dates.

Impairments. Impairments increased by $449,541 for the nine months ended March 31, 2015 due to the $449,541 write-off of the Paradox Basin Project suspended exploratory well costs. After revisiting the criteria for the capitalization of the costs related to the Paradox Basin Project suspended exploratory well costs, including the lack of substantial activities to assess the reserves for more than one year following the drilling of the exploratory wells, and the lack of significant expenditures which are planned in the future, management has corrected the accounting for these costs as they should no longer be capitalized. These costs were expensed in the three months ended September 30, 2014.

Share of loss in equity investment. In March 2015, we invested a further $431,919 in an investment in associate. This additional investment represents the funding of prior losses up to the amount of the additional investment and has been expensed in the three months ended March 31, 2015.

Foreign currency translation adjustment. Foreign currency translation loss was $1,741,618 included in other comprehensive income for the nine months ended March 31, 2015, compared to $756,147 for the nine months ended March 31, 2014. Foreign currency translation loss relates primarily to translating Lynden Energy Corp.’s and Lynden Exploration Ltd.’s net assets denominated in Canadian dollars into United States dollars. Lynden Energy Corp.’s and Lynden Exploration Ltd.’s functional currency is the Canadian dollar.

Interest expense. During the nine months ended March 31, 2014, we recorded $279,977 of interest expense as compared to $794,918 in the nine months ended March 31, 2015. The increase is primarily the result of additional borrowings of $13,500,000 under our Credit Facility in the 2015 period along with higher banking fees.

Income taxes. Income taxes decreased by $4,187,044 from $5,636,044 for the nine months ended March 31, 2014 to $1,449,000 for the nine months ended March 31, 2015. The decrease in income taxes is primarily the result of gain on disposition of property, plant and equipment of $10,214,019 and higher oil, natural gas, and NGL revenues of $4,268,968 reported in the nine months ended March 31, 2014.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been available cash on hand, cash generated from operations, borrowings under our Credit Facility, and proceeds from asset dispositions. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties.

Our fiscal 2015 (July 1, 2014 to June 30, 2015) capital budget for drilling, completion, recompletion and infrastructure was established at approximately $34 million as disclosed and described in our Registration Statement on Form 10.

During the three and nine months ending March 31, 2015, we spent approximately $1.0 million and $24.2 million on capital expenditures on property, plant and equipment. As a result of a significant decrease in oil, natural gas and NGL prices, management is observing reductions in drilling and completion costs undertaken, or anticipated to be undertaken, in the second half of fiscal 2015.

As at March 31, 2015, three Wolfberry wells, one Wolcott horizontal well and two Glasscock County horizontal wells remain to be spud under the fiscal 2015 capital budget. As a result of scheduling changes, it is now anticipated that 1 of the 2 gross horizontal Midland Basin wells and 1 of the 3 gross horizontal Wolcott lease wells will not be spud by June 30, 2015, and as a consequence are now included in our capital budget for the first half of fiscal 2016 (July 1, 2015 to December 31, 2015).

Our first half of fiscal 2016 (July 1, 2015 to December 31, 2015) capital budget for drilling, completion, recompletion and infrastructure is approximately $9.2 million, for the following:

•	$3.4 million, or 37%, for the participation in the drilling and completion of 4 gross vertical Midland Basin wells;

•	$4.0 million, or 43% for the participation in the drilling and completion of 1 gross horizontal Midland Basin well;

•	$1.8 million, or 20%, for the participation in the drilling and completion of 1 horizontal Wolcott Lease well; and

Details of the first half of fiscal 2016 capital budget expenditures are as follows:

•	We continue to carry out the Wolfberry vertical well development program on our Midland Basin acreage. Our first half of fiscal 2016 budget contemplates a gross cost of a Wolfberry well of $1.75 million. Our plans call for 4 gross (1.89 net) Wolfberry wells to spud in the first half of fiscal 2016 at an estimated cost to the Company of approximately $3.4 million. Pursuant to the terms of the Midland Basin Participation Agreement with CrownRock, our funding amount for the 1.89 net wells is equivalent to 2.16 wells.

•	Our first half of fiscal 2016 capital budget contemplates 1 initial CrownQuest operated horizontal well in the first half of fiscal 2016 in Glasscock County at a gross cost of $8.0 million per horizontal well, for an estimated cost to the Company pursuant to the terms of the CrownRock Midland Basin Participation Agreement of approximately $4.0 million per well.

•	Our first half of fiscal 2016 capital budget contemplates 1 horizontal well being spud on the Wolcott Lease. The gross cost of a horizontal well is budgeted to be $7.5 million, for an estimated cost to the Company of $1.8 million per well. We are funding 24.375% of the cost of the well on the Wolcott lease and will have a 20% working interest in the well.

Based upon current oil and natural gas price expectations for calendar 2015, we believe that our cash and cash equivalents on hand, our cash flow from operations and additional borrowings under our Credit Facility will provide us with sufficient liquidity to execute our current capital program excluding any acquisitions we may enter into. In addition, subsequent to March 31, 2015, we entered into a NYMEX-based oil price put contract for 9,000 bbls of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per bbl as a hedge against some of the effects of commodity volatility during the period of the contract.

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

Liquidity

We define liquidity as cash and cash equivalents and funds available under our Credit Facility. The table below summarizes our liquidity position at March 31, 2015 and June 30, 2014.

	Liquidity at March 31	Liquidity at June 30
	2015	2014
Borrowing base	$40,000,000	$32,000,000
Cash and cash equivalents	9,364,304	13,955,890
Credit Facility	(27,398,112)	(17,853,245)

Liquidity	$21,966,192	$28,102,645

Working Capital

Our working capital, which we define as current assets minus current liabilities, totaled $10,049,979 and $13,947,730 at March 31, 2015 and June 30, 2014, respectively. Our collection of receivables has historically been timely, and we have had no losses associated with uncollectible receivables. Our cash balances totaled $9,364,304 and $13,955,890 at March 31, 2015 and June 30, 2014, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our Credit Facility will be sufficient to fund our working capital needs excluding any acquisitions we may enter into. We expect that our pace of development, production volumes and commodity prices will be the largest variables affecting our working capital. The Company’s cash and cash equivalents at March 31, 2015 includes $8,966,514 of cash denominated in Canadian dollars, which is subject to fluctuations in the foreign exchange rates.

The following table summarizes our cash flows for the periods indicated:

	Nine months Ended March 31,
	2015	2014
Net cash generated by operating activities	$11,601,067	$17,200,130
Net cash (used in) generated by investing activities	$(24,625,464)	$(5,639,169)
Net cash generated by (used in) financing activities	$9,757,092	$(89,726)

Net cash generated by operating activities decreased by 33%, or $5,599,063, to $11,601,067 during the nine months ended March 31, 2015 compared to the prior period. The decrease in our cash flows generated by operating activities was primarily due to decreases in P&NG revenues from lower commodity prices, partially offset by increases in the timing of receipts of working capital items.

Net cash used in investing activities increased by 337%, or $18,986,295, to $24,625,464 during the nine months ended March 31, 2015 compared to the prior period. The increase in our cash flows used in investing activities was primarily due to (1) $20,497,203 of cash generated by disposition of property, plant and equipment during the nine months ended March 31, 2014; and (2) $1,942,827 more in cash used in the acquisition of property, plant and equipment during the nine months ended March 31, 2014.

Net cash generated by financing activities increased by 10,974%, or $9,846,818, to $9,757,092 during the nine months ended March 31, 2015 compared to the prior period. The increase in our cash flows generated by financing activities was primarily due to drawings on the Credit Facility of $9,500,000 during the nine months ended March 31, 2015 compared to repayments of outstanding Credit Facility borrowings of $12,750,000 offset by $12,660,274 of common shares issued for cash net of issue costs during the nine months ended March 31, 2014.

Debt

Our Credit Facility is a reducing revolving line of credit of up to $100 million. As at March 31, 2015, the Credit Facility has a borrowing base of $40 million, of which $27.3 million has been drawn down. Subsequent to March 31, 2015, the Credit Facility lender advised the Company that the borrowing base under the Credit Facility would be, subject to the completion of customary documentation, reduced to $37.5 million. The Credit Facility will bear interest determined by the percent of the borrowing base utilized and by elections made by the Company. Amounts drawn down under the Credit Facility will bear interest at a rate of LIBOR plus a range of 3.00% to 3.50% or at a rate of U.S. prime plus a range of 2.00% to 2.50%. A minimum interest rate of 3.5% is required on borrowings under the Credit Facility. Payments under the Credit Facility will be required to the extent that outstanding principal and interest exceed the borrowing base. Other fees may also apply pursuant to the bank’s re-determinations of the borrowing base. Changes in the borrowing base are made based on the bank’s engineering valuation of the Company’s oil and gas reserves. The borrowing base is re-determined semi-annually; however, the Company may request two additional re-determinations of the borrowing base annually. The bank’s next engineering valuation of the Company’s oil and gas reserves and re-determination of the borrowing base is anticipated to be completed in October 2015.

The Credit Facility contains certain mandatory covenants, including minimum current ratio and cash flow requirements, and other standard business operating covenants. The Company has complied with all of these covenants as at and during the nine months ended March 31, 2015. The Company has pledged its interest in its P&NG and other assets as security for liabilities pursuant to the Credit Facility. Amounts owing on the Credit Facility are payable when the Credit Facility expires in August 2016, unless otherwise extended by the parties, or payable on demand on the event of default.

Critical Accounting Policies and Estimates

Please refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Registration Statement on Form 10 for a description of the Company’s critical accounting policies.

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

Subsequent Events

As announced in our Current Report on Form 8-K filed on April 24, 2015, we held our Annual General Meeting of Shareholders (the “Annual Meeting”) on April 22, 2015. Among the proposals approved by our shareholders at the Annual Meeting, our shareholders approved the Lynden Energy Corp. Stock Option Plan, as amended. Following shareholder approval, the plan was approved by the TSX Venture Exchange on April 27, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, NGL and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.

Commodity Price Risk

Our P&NG production is marketed and sold on the spot market to area aggregators based on daily spot prices that are adjusted for product quality and transportation costs. Our cash flow from product sales will therefore be impacted by fluctuations in commodity prices.

Due to the inherent volatility in commodity prices, we have historically used commodity derivative instruments, such as collars and puts, to hedge price risk associated with portions of our anticipated production. During the three and nine months ended March 31, 2015, we did not use any derivative contracts to reduce our exposure to the changes in prices of these commodities.

Subsequent to March 31, 2015, we entered into a NYMEX based oil price put contract for 9,000 bbls of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per bbl. Fair value changes on this contract will be recognized in the statement of income.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. Our cash and cash equivalents and trade and other receivables are exposed to credit risk. We believe the credit risk on cash is low because the counterparties are highly-rated financial institutions. The majority of our trade and other receivables are with customers in the petroleum and natural gas industry and are subject to normal industry credit risks. We generally extend unsecured credit to these customers and therefore the collection of trade and other receivables may be affected by changes in economic or other conditions. We believe the risk is mitigated by the size and reputation of the companies to which we extend credit. We have not experienced any material credit loss in the collection of trade and other receivables to date and therefore have not made any provision for bad debts. We did not have any allowance for doubtful accounts as at March 31, 2015 and 2014. As at March 31, 2015, $1,320,589 is owing from CrownQuest Operating, LLC.

Financial information is reviewed on the counterparties in order to review and monitor their financial stability and assess their ongoing ability to honor their commitments under the derivative contracts. We have not experienced, nor do we expect to experience, any difficulty in the counterparties honoring their commitments.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Our cash and credit facility are exposed to interest rate risk as we invest cash at floating rates of interest in highly liquid instruments and borrow funds at floating rates of interest. Fluctuations in interest rates impact interest income and expense. As at March 31, 2015, a 1% change in interest rates would have had a negligible impact on our income and comprehensive income for the period ended March 31, 2015.

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

	Cash	Trade and other receivables	Trade and other payables	Net assets exposure	Effect of +/- 10% change in currency
Canadian dollar denomination	$8,966,514	$12,781	$(175,420)	$8,803,875	$880,388

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

In our amended Form 10 filed during the reporting period covered by this Quarterly Report on Form 10-Q, we disclosed that management had identified a material error in the financial statements for the years ended June 30, 2014 and June 30, 2013 with regards to the determination of its deferred income tax expense, discussed below. Because of this material error, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2015. We believe that the condensed consolidated interim financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented in conformity with generally accepted accounting principles.

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

As a result of this error, management is continuing to evaluate the appropriate changes to the internal controls over financial reporting to address the determination of deferred income taxes and will fully implement these changes in the fourth quarter of fiscal 2015.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, to our knowledge, currently a party to any legal proceedings. From time to time, we may become party to ongoing legal proceedings in the ordinary course of business, including workers’ compensation claims and employment related disputes. While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below and in “Part I, Item 1A. Risk Factors” in our Registration Statement on Form 10, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Our hedging transactions may limit our gains and expose us to other risks.

We periodically enter into derivative transactions related to our future production to manage the risks from changes in commodity prices. Hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in commodity prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in commodity prices and, depending on the hedging instrument, may limit our potential gains from future increases in prices. None of our instruments are used for trading purposes. We do not speculate on commodity prices but rather attempt to hedge a portion of our physical production in order to protect our returns.

Depending on market and other conditions, we may continue to use commodity derivative instruments to hedge our price risk in the future. Our hedging strategy and future hedging transactions will be determined at our discretion and may be different than what we have done on a historical basis. We are not under an obligation to hedge a specific portion of our production.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Item 6. Exhibits.

See Exhibit Index on page 30 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNDEN ENERGY CORP.

By:	/s/ Colin Watt
Colin Watt
President, Chief Executive Officer, Corporate Secretary and Director
	Date:	May 13, 2015

By:	/s/ Laurie Sadler
Laurie Sadler
Chief Financial Officer (Principal Financial Officer)
Date:	May 13, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Continuation of Lynden Ventures, Ltd., dated February 2, 2006 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10-12G initially filed on October 29, 2014.

3.2	Certificate of Change of Name of the Company, dated January 16, 2008 (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form 10-12G initially filed on October 29, 2014.

3.3	Notice of Articles of the Company (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 10-12G initially filed on October 29, 2014.

3.4	Articles of the Company, dated December 5, 2005 (incorporated by reference to Exhibit 3.4 of our Registration Statement on Form 10-12G initially filed on October 29, 2014.

10.1*†	Lynden Energy Corp. Stock Option Plan, as amended on March 16, 2014 and approved by the TSX Venture Exchange on April 27, 2015.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Schema Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.
+	Filed electronically herewith.