Form 10-Q
period 2015-09-30
Lynden Energy Corp.
filed 2015-11-13
CIK 1622620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The registrant had 130,198,411 shares of common stock outstanding at November 13, 2015.

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

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

“Net acres” or “net wells.” The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof. A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. All net acre figures in this Quarterly Report on Form 10-Q are approximates and estimated.

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

“SEC.” The United States Securities and Exchange Commission.

“Spacing.” The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

“Spot market price.” The cash market price without reduction for expected quality, transportation and demand adjustment.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015, which is also available under our profile at the SEDAR website (www.sedar.com).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Interim Balance Sheets as of September 30, 2015 and June 30, 2015

(Presented in United States dollars, except where indicated)

(Unaudited)

	Notes	September 30, 2015	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents		$7,955,949	$8,748,008
Trade and other receivables, net of allowance for doubtful accounts	3,8	1,768,304	1,660,135
Income taxes receivable		469,434	469,434
Prepaid expenses		17,672	50,613

Total current assets		10,211,359	10,928,190

Non-current assets
Property, plant and equipment	4	113,534,529	107,283,684

Total assets		$123,745,888	$118,211,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other payables	8	$984,435	$1,646,846
Credit facility	5,8	37,150,165	—

Total current liabilities		38,134,600	1,646,846

Non-current liabilities
Credit facility	5,8	—	29,908,366
Asset retirement liabilities		292,916	278,790
Deferred tax liabilities		17,226,792	17,497,692

		17,519,708	47,684,848

Total liabilities		55,654,308	49,331,694

Shareholders’ equity
Share capital - authorized unlimited common shares, no par value
Issued and outstanding: September 30, 2015 - 130,198,411
June 30, 2015 - 130,198,411	6	65,622,727	65,622,727
Paid-in capital	6	15,228,879	15,228,879
Accumulated other comprehensive loss		(4,335,969)	(3,788,414)
Deficit		(8,424,057)	(8,183,012)

Total shareholders’ equity		68,091,580	68,880,180

Total liabilities and shareholders’ equity		$123,745,888	$118,211,874

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended September 30, 2015 and 2014

(Presented in United States dollars, except where indicated)

(Unaudited)

		Three months ended September 30,
	Notes	2015	2014
Revenue and other income
Petroleum and natural gas sales, net of royalties		$3,393,456	$7,934,867
Derivative financial instruments gain (loss)		391,320	—
Interest income		27,421	37,826

Total revenue and other income		3,812,197	7,972,693

Expenses
Production and operating expenses		(1,538,851)	(1,324,362)
Depletion, depreciation and accretion		(2,222,201)	(2,679,020)
Exploration and impairments		(2,042)	(451,109)
General and administrative		(351,364)	(373,738)
Interest		(209,684)	(189,995)

Total expenses		(4,324,142)	(5,018,224)

(Loss) income before income taxes		(511,945)	2,954,469

Income tax recovery (expense)		270,900	(1,319,000)

Net (loss) income		(241,045)	1,635,469

Other comprehensive (loss) income
Foreign currency translation adjustment		(547,555)	(537,227)

Total comprehensive (loss) income for the period		$(788,600)	$1,098,242

Weighted average number of common shares outstanding
Basic	6	130,198,411	129,609,199
Diluted	6	130,198,411	134,674,197
Net earnings per common share
Basic		$(0.00)	$0.01
Diluted		$(0.00)	$0.01

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statement of Changes in Equity for the three months ended September 30, 2015 and 2014

(Presented in United States dollars, except where indicated)

(Unaudited)

	Common Shares			Accumulated Other
	Number	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
Balance at June 30, 2015	130,198,411	$65,622,727	$15,228,879	$(3,788,414)	$(8,183,012)	$68,880,180
Foreign currency translation	—	—	—	(547,555)	—	(547,555)
Net loss for the period	—	—	—	—	(241,045)	(241,045)

Balance at September 30, 2015	130,198,411	$65,622,727	$15,228,879	$(4,335,969)	$(8,424,057)	$68,091,580

	Common Shares			Accumulated Other
	Number	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
Balance at June 30, 2014	129,275,911	$65,160,387	$15,434,128	$(212,663)	$(7,617,859)	$72,763,993
Common shares issued for cash:
Exercise of stock options	472,500	243,724	(107,526)	—	—	136,198
Foreign currency translation	—	—	—	(537,227)	—	(537,227)
Net income for the period	—	—	—	—	1,635,469	1,635,469

Balance at September 30, 2014	129,748,411	$65,404,111	$15,326,602	$(749,890)	$(5,982,390)	$73,998,433

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Cash Flows for the three months ended September 30, 2015 and 2014

(Presented in United States dollars, except where indicated)

(Unaudited)

		Three months ended September 30,
	Notes	2015	2014
Operating activities
Net (loss) income for the period		$(241,045)	$1,635,469
Adjustments for:
Accrued interest		(8,201)	—
Unrealized gain on derivative financial instruments		(382,455)	—
Depletion, depreciation and accretion		2,222,201	2,679,020
Impairments		—	449,541
Deferred income taxes		(270,900)	1,123,000
Unrealized foreign exchange gain		(140,862)	(54,483)
Changes in non-cash working capital items:
Trade and other receivables		134,246	205,434
Prepaid expenses		32,941	—
Trade and other payables		18,941	(73,965)
Income taxes payable		—	71,000

Cash generated by operating activities		1,364,866	6,035,016

Investing activities
Acquisition of property, plant and equipment		(9,000,232)	(11,724,501)

Cash used in investing activities		(9,000,232)	(11,724,501)

Financing activities
Drawings of credit facility		7,250,000	5,550,000
Common shares issued for cash, net of issue costs		—	136,198

Cash generated by financing activities		7,250,000	5,686,198

Effect of exchange rate on cash held in foreign currency		(406,693)	(482,744)

Change in cash and cash equivalents during the period		(792,059)	(486,031)
Cash and cash equivalents, beginning of period		8,748,008	13,955,890

Cash and cash equivalents, end of period		$7,955,949	$13,469,859

Cash and cash equivalents are composed of:
Cash		$80,068	$2,641,321
Guaranteed investment certificates		7,875,881	10,828,538

		$7,955,949	$13,469,859

Supplemental cash flow information	9

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Notes to Condensed Consolidated Interim Financial Statements

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

2. Significant Accounting Policies

a) Basis of presentation

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) as at September 30, 2015 and for the three months ended September 30, 2015 and the 2014 comparative period. These condensed consolidated interim financial statements do not include all the necessary annual disclosures as prescribed under U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended June 30, 2015.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which are necessary to present fairly the financial position as at September 30, 2015 and results of operations and cash flows for all periods presented.

b) Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amount and timing of recording of assets, liabilities, revenues and expenses since the determination of these amounts may be dependent on future events. Significant estimates made by management include: oil and natural gas reserves and related present value of future cash flows, depreciation, depletion, amortization and accretion (“DDA&A”), impairment, asset retirement obligations, income taxes, and share-based compensation. The Company uses the most current information available and exercises judgment in making these estimates and assumptions. There have been no significant changes in the estimates or judgments between these condensed consolidated interim financial statements and the audited consolidated financial statements for the year ended June 30, 2015.

c) Recent accounting pronouncements

As of July 1, 2015, the Company adopted the following Financial Accounting Standards Board (“FASB”) accounting standards updates. The adoption of these standards did not have a material impact on the Company’s condensed consolidated interim financial statements.

•	Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (effective for annual periods beginning on or after December 15, 2014)

The FASB has issued the following accounting standards updates which are not yet effective:

•	Accounting Standards Update 2014-09, Revenue From Contracts With Customers (effective for annual periods beginning after December 15, 2017)

•	Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period (effective for annual periods beginning after December 15, 2015)

•	Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (effective for annual periods ending after December 15, 2016)

•	Accounting Standards Update 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (effective for annual periods beginning after December 15, 2015)

•	Accounting Standards Update 2015-15, Imputation of Interest: Simplifying the Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (effective for annual periods beginning after December 15, 2015)

•	Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement – Period Adjustments (effective for annual periods beginning after December 15, 2015)

The Company has not early adopted these accounting standards updates and is currently assessing the application of these standards on the results and financial position of the Company.

3. Trade and Other Receivables

	September 30, 2015	June 30, 2015
Accounts receivable – trade	$9,121	$1,340,803
Accrued receivables	1,436,664	237,430
Other receivable	242,415	—
Sales taxes receivable	80,104	81,902

	$1,768,304	$1,660,135

The Company did not have any allowance for doubtful accounts as at September 30, 2015 and June 30, 2015. As at September 30, 2015, $1,436,664 (June 30, 2015 - $1,532,382) is owing from one counterparty.

Other receivable consists of a fair valued derivative financial instrument (note 8).

4. Property, Plant and Equipment

	September 30, 2015
	Cost	Accumulated Depletion, Depreciation and Impairment	Net Book Value
Petroleum and natural gas properties
Proved	$130,935,258	$(25,311,932)	$105,623,326
Exploratory well costs	36,961,009	(29,050,534)	7,910,475

	167,896,267	(54,362,466)	113,533,801
Computer equipment	1,948	(1,220)	728

Total property, plant and equipment	$167,898,215	$(54,363,686)	$113,534,529

	June 30, 2015
	Cost	Accumulated Depletion, Depreciation and Impairment	Net Book Value
Petroleum and natural gas properties
Proved	$122,491,540	$(23,096,935)	$99,394,605
Exploratory well costs	36,938,662	(29,050,534)	7,888,128

	159,430,202	(52,147,469)	107,282,733
Computer equipment	2,081	(1,130)	951

Total property, plant and equipment	$159,432,283	$(52,148,599)	$107,283,684

Proved petroleum and natural gas assets

Proved petroleum and natural gas assets consist of lease acquisition costs, costs of drilling and equipping development wells, and construction of related production facilities all relating to the Company’s Midland Basin property.

Exploratory well costs

Exploratory well costs consist of costs associated with the drilling and equipping of exploratory wells relating to 1) the Mitchell Ranch Project; and 2) three vertical well locations in the Midland Basin. The Company is performing economic evaluations including, but not limited to, results of additional appraisal drilling, well test analysis, additional geological and geophysical data, facilities and infrastructure development options, development plan approval, and permitting.

5. Credit Facility

The Company has a reducing revolving line of credit (the “Credit Facility”) in an amount up to $100 million. As at September 30, 2015, the Credit Facility has a borrowing base of $37.5 million, of which $37.0 million has been drawn down. The Credit Facility bears interest determined by the percent of the borrowing base utilized and by elections made by the Company. Amounts drawn down under the Credit Facility will bear interest at a rate of LIBOR plus a range of 3.00% to 3.50% or at a rate of U.S. prime plus a range of 2.00% to 2.50%. A minimum interest rate of 3.5% is required on borrowings under the Credit Facility. Payments under the Credit Facility will be required to the extent that outstanding principal and interest exceed the borrowing base. Other fees may also apply pursuant to the bank’s re-determinations of the borrowing base. Changes in borrowing base are made based on the bank’s engineering valuation of the Company’s oil and gas reserves. The borrowing base is re-determined semi-annually; however, the Company may request two additional re-determinations of the borrowing base annually. The bank is in the process of its review of the Company’s borrowing base and has indicated to the Company, subject to additional internal bank approvals and the completion of customary documentation, that the borrowing base is expected to remain the same or to be increased by an amount not yet finalized.

The Credit Facility contains certain mandatory covenants, including minimum current ratio and cash flow requirements, and other standard business operating covenants. The Company has complied with all of these covenants as at and during the three months ended September 30, 2015. The Company has pledged its interest in its P&NG and other assets as security for liabilities pursuant to the Credit Facility. Amounts owing on the Credit Facility are payable when the Credit Facility expires in August 2016, unless otherwise extended by the parties, or payable on demand on the event of default. As a result of the Credit Facility expiring in less than one year, the amount due under the Credit Facility has been classified as a current liability. The providers of the Credit Facility have advised that an extension, for an additional two years, of the Credit Facility has been approved, subject to documentation acceptable to the providers. The Company is currently evaluating various options for funding its development plan prior to committing to an extension of the Credit Facility.

6. Shareholders’ Equity

a) Authorized

An unlimited number of common shares without par value.

An unlimited number of preference shares without par value.

b) Earnings per share:

Diluted earnings per share computation

	Three months ended September 30,
	2015	2014
Numerator:
Net (loss) earnings	$(241,045)	$1,635,469

Denominator:
Weighted average number of common shares (basic)	130,198,411	129,609,199
Dilutive effect of share options	—	2,353,504
Dilutive effect of warrants	—	2,711,494

Weighted average number of common shares (diluted)	130,198,411	134,674,197

Diluted earnings per common share	$0.00	$0.01

For the three months ended September 30, 2015, 4,010,000 (2014 – nil) share options are not dilutive and have been excluded from the dilutive earnings per share calculation.

c) Stock option plan

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

The changes in stock options issued during the three months ended September 30, 2015 and the year ended June 30, 2015 are as follows:

	Three months ended September 30, 2015		Year ended June 30, 2015
	Number of options	Weighted average exercise price (CDN$)	Number of options	Weighted average exercise price (CDN$)
Balance, beginning of period	4,270,000	$0.69	6,632,500	$0.61
Exercised	—	$—	(922,500)	$0.31
Expired	(260,000)	$0.60	(1,440,000)	$0.55

Balance, end of period	4,010,000	$0.70	4,270,000	$0.69

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

	Options outstanding		Options exercisable
Exercise price (CDN$)	Number of options	Weighted average remaining life (years)	Number of options	Weighted average remaining life (years)
$0.50 to $0.60	1,397,500	1.76	1,397,500	1.76
$0.80	2,612,500	0.81	2,612,500	0.81

	4,010,000	1.14	4,010,000	1.14

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

	Three months ended September 30,
	2015	2014
Legal fees	$13,415	$15,069
Transportation and marketing costs	10,599	9,380

Total	$24,014	$24,449

As at September 30, 2015, trade and other payables include $21,121 (June 30, 2015—$33,320) owing to related parties. Amounts due to or from related parties are unsecured, non-interest bearing and are due on demand.

8. Financial Instruments

As at September 30, 2015, the Company’s financial instruments are cash and cash equivalents, trade and other receivables, credit facility, and trade and other payables. These financial instruments are classified as follows:

Cash and cash equivalents – loans and receivables

Trade and other receivables – loans and receivables

Credit facility – other financial liabilities

Trade and other payables – other financial liabilities

Derivative asset/liability – fair value through profit or loss

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

The Company’s commodity derivative asset/liability was classified as a level 2 in accordance with the above hierarchy.

The amounts reported in the condensed consolidated interim balance sheet for the Company’s cash and cash equivalents, trade and other receivables, credit facility, and trade and other payables are carrying amounts and approximate their fair values due to their short-term nature.

The Company has exposure to credit risk, liquidity risk, and market risk from its use of financial instruments. There have not been any changes to the Company’s exposure to risks, or the objectives, policies and processes to manage these since from June 30, 2015.

a) Credit risk

The aging of trade and other receivables are as follows:

	September 30, 2015	June 30, 2015
Trade and other receivables
0 to 60 days	$1,694,598	$1,592,126
61 to 120 days	5,697	8,357
> 120 days[1]	68,009	59,652

	$1,768,304	$1,660,135

[1]	Utah State withholding taxes on P&NG sales.

b) Liquidity Risk

The following table details the Company’s expected remaining contractual maturities for its financial liabilities and other obligations. The table is based on the undiscounted cash flows of financial liabilities based on the earliest date on which the Company is required to satisfy the liabilities.

	Total	Less than 1 year	One to two years	More than two years
Credit facility[1]	$37,150,165	$37,150,165	$—	$—
Trade and other payables	984,435	984,435	—	—
Asset retirement liabilities	4,389,000	—	—	4,389,000

	$42,523,600	$38,134,600	$—	$4,389,000

[1]	Includes accrued interest of $150,165.

c) Currency Risk

As at September 30, 2015, a 10% depreciation or appreciation of the Canadian dollar against the United States dollar would result in an increase or decrease, respectively, in the Company’s earnings or loss by $791,335, based on the net exposures presented below:

	Cash	Trade and other receivables	Trade and other payables	Net assets exposure	Effect of +/- 10% change in currency
Canadian dollar denomination	$7,928,333	$5,337	$(20,324)	$7,913,346	$791,335

d) Price Risk

The Company’s P&NG production is marketed and sold on the spot market to area aggregators based on daily spot prices that are adjusted for product quality and transportation costs. The Company’s cash flow from product sales will therefore be impacted by fluctuations in commodity prices.

To protect future cash flows for planned capital expenditures, the Company periodically enters into commodity derivative contracts. In April 2015, the Company entered into a NYMEX based oil price put contract for 9,000 barrels of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per barrel. Fair value changes on this contract are recognized in the statement of income. During the quarter ended September 30, 2015, the Company reported a realized gain of $8,865 (2014 - $0) and reported an unrealized gain of $382,455 (2014 - $0). As at September 30, 2015, the contract has a fair value of $242,415 included in accounts receivable-trade.

9. Supplemental Cash Flow Information

	Three months ended September 30,
	2015	2014
Non-cash financing activities:
Fair value of stock options transferred to common shares on exercise of stock options	$—	$107,537

10. Segmented Information

At September 30, 2015 the Company has one reportable operating segment, being the acquisition, exploration and development of petroleum and natural gas properties. The Company operates in two reportable geographic areas, being Canada and the United States of America.

An operating segment is defined as a component of the Company:

•	that engages in business activities from which it may earn revenues and incur expenses;

•	whose operating results are reviewed regularly by the entity’s chief operating decision maker; and

•	for which discrete financial information is available.

The Company’s revenues and capital assets in each of the geographic areas are as follows:

	Canada		USA		Consolidated Total
Three months ended September 30,	2015	2014	2015	2014	2015	2014
Revenue and other income
Interest income, net of royalties	$27,421	$37,826	$—	$—	$27,421	$37,826

Petroleum sales, net of royalties	—	—	2,654,712	6,248,076	2,654,712	6,248,076

Natural gas sales, net of royalties	—	—	402,717	683,538	402,717	683,538
Natural gas liquids sales, net of royalties	—	—	336,027	1,003,253	336,027	1,003,253

	$27,421	$37,826	$3,393,456	$7,934,867	$3,420,877	$7,972,693

	Canada		USA		Consolidated Total
	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015

Property, plant and equipment	$728	$951	$113,533,801	$107,282,733	$113,534,529	$107,283,684

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes in “Part I, Item 1. Financial Statements” presented in this Quarterly Report on Form 10-Q, and in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2015. The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Please see “Cautionary Note Regarding Forward-Looking Information” elsewhere in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

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

Lynden Energy Corp. is a public company continued under the Business Corporations Act (British Columbia).

The common shares of the Company are listed on the TSX Venture Exchange under the symbol LVL, and the Company is a reporting issuer in British Columbia, Ontario and Alberta. At December 31, 2013, the Company no longer met the definition of a “foreign private issuer” under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), and as of June 30, 2014 (our fiscal year end), we met the registration requirements under Section 12(g) of the Exchange Act and subsequently became a reporting company in the United States. We have two wholly owned subsidiaries, Lynden Exploration Ltd. and Lynden USA Inc.

Highlights

The Company’s financial and operating performance for the three months ended September 30, 2015 included the following highlights:

•	Primarily as a result of a significant drop in commodity prices, petroleum and natural gas sales decreased by 57% as compared to the three months ended September 30, 2014;

•	Realized prices decreased 49% per Bbl of oil, 36% per Mcf of gas and 63% per Bbl of NGL compared to the three months ended September 31, 2014; and

•	Average daily production was 1,227 Boe/d in the three months ended September 30, 2015 compared to 1,424 Boe/d in the three months ended September 30, 2014.

Recent Developments

During the three months ended September 30, 2015, our average daily production was 650 barrels per day, or Bbls/d, of oil, 1,694 thousand cubic feet per day, or Mcf/d, of natural gas and 295 Bbls/d of NGL, which totaled 1,227 Boe/d. During the three months ended June 30, 2015, our average daily production was 771 Bbls/d of oil, 2,008 Mcf/d of natural gas, and 329 Bbls/d of NGL, which totaled 1,434 Boe/d. Production decreased by 207 Boe/d or 14% in the three months ended September 30, 2015 compared to the three months ended June 30, 2015.

During the three months ended September 30, 2015, we incurred approximately $9.0 million of capital expenditures in connection with our Permian Basin properties. Principal activities undertaken during the three months ended September 30, 2015 included:

•	The tie-into production of one gross Wolfberry well and the spudding of four additional gross Wolfberry wells;

•	The completion and tie-into production in late August of one gross Midland Basin horizontal well;

•	The drilling, completion and tie-into production in mid-September of a second Midland Basin horizontal well; and

•	The drilling of one gross Mitchell Ranch Project well.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas and NGL; and

•	lease operating expenses.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL. For the three months ended September 30, 2015 and 2014, our revenues derived from oil sales were 78% and 79% respectively. Natural gas sales accounted for approximately 12% and 9% of total sales for the three months ended September 30, 2015 and 2014, respectively. Our revenues from NGL sales for the three months ended September 30, 2015 and 2014 were 10% and 12%, respectively. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Production Volumes

The following table presents production volumes for the Company’s properties for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		% Change
	2015	2014
Oil (Bbls)	59,795	72,402	(17%)
Natural gas (Mcf)	155,869	169,821	(8%)
NGL (Bbls)	27,100	30,305	(11%)

Total (Boe)	112,873	131,010	(14%)
Average net daily production (Boe/d)	1,227	1,424	(14%)

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

Production declines compared to the year-ago period are attributable in part to a shift towards horizontal well development and the timing of the drilling of such horizontal wells.

As the Company directs a greater portion of its capital budget towards horizontal well development, the timing of the drilling of the horizontal wells may result in more variable production volumes from quarter to quarter, as compared to the historically smoother pace of less costly vertical Wolfberry well drilling.

In addition, a lower amount of capital expenditures in a given period will generally result in smaller additions to production volumes, which additions may or may not exceed the natural decline of the Company’s existing wells. The comparability of capital expenditures between periods is however an imperfect measure as result of, among other things, changes in well drilling and completion costs (which have decreased over the last 12 months) and the geological and reservoir characteristics in the areas in which wells are being drilled.

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

Oil and natural gas prices have been subject to significant fluctuations during the past several years. Recently, oil and natural gas prices have declined significantly. During the twelve months ended September 30, 2015, the West Texas Intermediate posted price had declined from a high of $91.02 per Bbl to a low of $38.22 per Bbl. In addition, the Henry Hub spot market price had declined from a high of $4.41 per MMBtu to a low of $2.47 per MMBtu. Likewise, NGL prices have recently suffered significant declines in realized prices. NGL are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics.

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

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

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

Changes in Drilling Activity

Our capital budget for fiscal 2016 was originally established at approximately $18.9 million. Our original fiscal 2016 capital budget contemplated the participation in the drilling of 8 gross Wolfberry wells, 3 gross horizontal wells in the Midland Basin, and 3 gross vertical wells on the Mitchell Ranch Project. The Company’s fiscal 2016 capital budget has been revised downwards to approximately $14.8 million principally as a result of a decrease, from 3 to 2, in the number of gross horizontal wells in the Midland Basin currently scheduled in fiscal 2016. The ultimate amount of capital that we expend may fluctuate materially based on market conditions and our drilling results. See “Capital Requirements and Sources of Liquidity” for additional information.

Results of Operations

Oil, natural gas and NGL sales revenues. The following table provides summary information regarding oil, natural gas and NGL revenues, production, average product prices and average production costs and expenses for the three months ended September 30, 2015 and 2014. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGL to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel NGL to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGL may differ significantly from the price for a barrel of oil.

	Three months Ended September 30,
	2015	2014
Net Revenues
Oil	$2,654,712	$6,248,076
Natural gas	402,717	683,538
NGL	336,027	1,003,253

	3,393,456	7,934,867
Production and operating expenses	(1,538,851)	(1,324,362)

Net back	$1,854,605	$6,610,505

Production
Oil (Bbl)	59,795	72,402
Natural gas (Mcf)	155,869	169,821
NGL (Bbl)	27,100	30,305
Total barrel of oil equivalent (Boe)	112,873	131,010
Daily production averages
Oil (Bbls/d)	650	787
Natural gas (Mcf/d)	1,694	1,846
NGL (Bbl/d)	295	329
Total barrel of oil equivalent (Boe/d)	1,227	1,424
Average prices
Oil (per Bbl)	$44.40	$86.30
Natural gas (per Mcf)	$2.58	$4.03
NGL (per Bbl/d)	$12.40	$33.11
Total barrel of oil equivalent (per Boe)	$30.09	$60.57
Costs and expenses (per Boe)
Lease operating	$12.19	$7.16
Production and ad valorem taxes	$1.45	$2.95
Depletion, depreciation and accretion	$19.69	$20.45
Impairments	$0.02	$3.44
General and administrative	$2.42	$2.85

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Income. Net loss for the three months ended September 30, 2015 was ($241,045) and ($0.00) per share and diluted share, compared to net income of $1,635,469 and $0.01 per share and diluted share for the three months ended September 30, 2014. Net income decreased by $1,876,514 for the three months ended September 30, 2015 compared to September 30, 2014 primarily due to lower oil and gas revenues of $4,541,411, higher production and operating expenses of $214,489, lower depletion, depreciation and accretion of $456,819, lower general and administrative expenses of $22,374, lower exploration and impairment charges of $449,067, and lower income tax expense of $1,589,900 in the three months ended September 30, 2015.

Oil, natural gas and NGL revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes.

	Three Months Ended September 30,		Change	% Change
	2015	2014
Revenues
Oil	$2,654,712	$6,248,076	$(3,593,364)	(58%)
Natural gas	402,717	683,538	(280,821)	(41%)
NGL	336,027	1,003,253	(667,226)	(67%)

Total revenues	$3,393,456	$7,934,867	$(4,541,411)	(57%)

Production
Oil (Bbl)	59,795	72,402	(12,607)	(17%)
Natural gas (Mcf)	155,869	169,821	(13,952)	(8%)
NGL (Bbl)	27,100	30,305	(3,205)	(11%)
Total barrel of oil equivalent (Boe)	112,873	131,010	(18,137)	(14%)
Daily production averages
Oil (Bbls/d)	650	787	(137)	(17%)
Natural gas (Mcf/d)	1,694	1,846	(152)	(8%)
NGL (Bbls/d)	295	329	(34)	(10%)
Total barrel of oil equivalent (Boe/d)	1,227	1,424	(197)	(14%)
Average prices
Oil (per Bbl)	$44.40	$86.30	$(41.90)	(49%)
Natural gas (per Mcf)	$2.58	$4.03	$(1.45)	(36%)
NGL (per Bbl)	$12.40	$33.11	$(20.71)	(63%)
Total barrel of oil equivalent (per Boe)	$30.09	$60.57	$(30.48)	(50%)

Oil revenues. Oil revenues decreased 58% from $6,248,076 for the three months ended September 30, 2014 to $2,654,712 for the three months ended September 30, 2015 as a result of a $41.90 per Bbl decrease in our average realized price for oil and a decrease in oil production volumes of 12,607 Bbls.

Natural gas revenues. Natural gas revenues decreased 41% from $683,538 for the three months ended September 30, 2014 to $402,717 for the three months ended September 30, 2015 as a result of a $1.45 per Mcf decrease in our average realized natural gas price and a decrease in natural gas production volumes of 13,952 Mcf.

NGL revenues. NGL revenues decreased 67% from $1,003,253 for the three months ended September 30, 2014 to $336,027 for the three months ended September 30, 2015 as a result of a $20.71 per Bbl decrease in our average realized NGL price and a decrease in NGL production volumes of 3,205 Bbls.

Effects of derivatives. In April 2015, the Company entered into a NYMEX-based oil price put contract for 9,000 barrels of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per barrel. For the three months ended September 30, 2015, we reported an unrealized gain of $382,455 and a realized gain of $8,865. As at and for the three months ended September 30, 2014, all of our production was unhedged.

Operating expenses. The following table summarizes our operating expenses for the periods indicated.

	Three months ended September 30,		Change	% Change
	2015	2014
Operating expenses
Lease operating	$1,375,434	$938,418	$437,016	47%
Production and ad valorem taxes	163,417	385,944	(222,527)	(58%)
Depletion, depreciation and accretion	2,222,201	2,679,020	(456,819)	(17%)
Exploration and impairments	2,042	451,109	(449,067)	(100%)
General and administrative	351,364	373,738	(22,374)	(6%)

Total operating expenses	$4,114,458	$4,828,229	$(713,771)	(15%)

	Three months ended September 30,		Change	% Change
	2015	2014
Operating expenses per boe
Lease operating	$12.19	$7.16	$5.02	70%
Production and ad valorem taxes	1.45	2.95	(1.50)	(51%)
Depletion, depreciation and accretion	19.69	20.45	(0.76)	(4%)
Exploration and impairments	0.02	3.44	(3.43)	(99%)
General and administrative	2.42	2.85	(0.44)	(15%)

Total operating expenses	$35.77	$36.85	$(1.10)	(3%)

Lease operating expenses. Lease operating expenses increased 47% from $938,418 for the three months ended September 30, 2014 to $1,375,434 for the three months ended September 30, 2015. The increase in our lease operating expenses was primarily attributable to the increased number of operating wells and to the mix of old wells compared to new wells. Older wells generally require more maintenance per Boe produced. Newer wells generally have higher salt water disposal costs per Boe produced. During the three months ended September 30, 2015, there was also a more active program of repair and production optimization work on the Company’s wells, which contributed to higher lease operating expenses per Boe.

Production and ad valorem taxes. Production and ad valorem taxes decreased 58% from $385,944 for the three months ended September 30, 2014 to $163,417 for the three months ended September 30, 2015. The decrease in our production and ad valorem taxes was attributable to lower revenues from falling commodity prices and lower production during the three months ended September 30, 2015.

Depletion, depreciation and accretion. Depletion, depreciation and accretion decreased 17% from $2,679,020 for the three months ended September 30, 2014, to $2,222,201 for the three months ended September 30, 2015 principally as a result of a 14% decrease in production of Boe.

General and administrative expenses. General and administrative (“G&A”) expenses decreased 6% from $373,738 for the three months ended September 30, 2014 to $351,364 for the three months ended September 30, 2015. The decrease in G&A was due to (1) higher professional fees incurred for the registration of the Company’s securities with the U.S. Securities and Exchange Commission in fiscal 2015; (2) higher promotion and travel incurred in fiscal 2015; and (3) offset by higher office, miscellaneous and other costs in 2016 principally from higher insurance costs and filing fees. The following table summarizes G&A for the period indicated.

	Three months ended September 30,		Change	% Change
	2015	2014
General and administrative expenses
Administrative, consulting, and directors’ fees	$192,048	$183,687	$8,361	5%
Office, miscellaneous and other	65,972	26,041	39,931	153%
Professional fees	74,374	120,281	(45,907)	(38%)
Promotion and travel	18,970	43,729	(24,759)	(57%)

Total general and administrative expenses	$351,364	$373,738	$(22,374)	(6%)

Exploration and impairments. Exploration and impairments decreased by $449,067 for the three months ended September 30, 2015 due to the $449,541 write-off of the Paradox Basin Project suspended exploratory well costs. After revisiting the criteria for the capitalization of the costs related to the Paradox Basin Project exploratory well costs in the quarter ended September 30, 2014, including the lack of substantial activities to assess the reserves for more than one year following the drilling of the exploratory wells, and future completion operations were not being planned, management determined that the costs should no longer be capitalized. The Company expensed the remaining costs of $449,541 in the three months ended September 30, 2014.

Foreign currency translation adjustment. Foreign currency translation loss of $547,555 was included in other comprehensive income for the three months ended September 30, 2015, compared to $537,227 for the three months ended September 30, 2014. Foreign currency translation loss relates primarily to translating Lynden Energy Corp.’s and Lynden Exploration Ltd.’s net assets denominated in Canadian dollars into United States dollars. Lynden Energy Corp.’s and Lynden Exploration Ltd.’s functional currency is the Canadian dollar.

Interest expense. During the three months ended September 30, 2015, we recorded $209,684 of interest expense as compared to $189,995 in the three months ended September 30, 2014. The increase is primarily the result of having drawn more funds under our reducing revolving line of credit (the “Credit Facility”) during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Interest expense also includes fees paid pursuant to the Credit Facility.

Income taxes. We reported an income tax recovery of $270,900 for the three months ended September 30, 2015 compared to an income tax expense of $1,319,000 for the three months ended September 30, 2014. The higher income tax expenses for the three months ended September 30, 2014 relate to $3,466,414 more in income before income taxes reported in the three months ended September 30, 2014.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been available cash on hand, cash generated from operations, borrowings under our Credit Facility, and proceeds from asset dispositions. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties.

During the three months ended September 30, 2015, we spent approximately $9.0 million on capital expenditures on property, plant and equipment.

Our fiscal 2016 (July 1, 2015 to June 30, 2016) capital budget for drilling, completion, recompletion and infrastructure was originally established at approximately $18.9 million, and has since been revised downwards to approximately $14.8 million, for the following:

•	$6.1 million, or 41%, for the participation in the drilling and completion of 8 gross vertical Midland Basin wells;

•	$7.0 million, or 47% for the participation in the drilling and completion of 2 gross horizontal Midland Basin wells; and

•	$1.7 million, or 12%, for the participation in the drilling and completion of 3 gross vertical Mitchell Ranch Project wells.

Details of the revised fiscal 2016 capital budget expenditures are as follows:

•	We continue to carry out the Wolfberry vertical well development program on our Midland Basin acreage. Our revised fiscal 2016 budget contemplates a gross cost of an upcoming Wolfberry well of $1.6 million. Our plans call for 8 gross (3.25 net) Wolfberry wells to spud in fiscal 2016 at an estimated cost to the Company of approximately $6.1 million. Pursuant to the terms of the Midland Basin Participation Agreement with CrownRock L.P. (“CrownRock”), our funding amount for the 3.25 net wells is equivalent to 3.71 wells.

•	Our revised fiscal 2016 capital budget contemplates 2 CrownQuest Operating, LLC (“CrownQuest”) operated horizontal wells in Glasscock County. The first well has been budgeted at a gross cost of $8.3 million, with the second well budgeted at a gross cost of $7.0 million. Well design, in particular well length and completion approach, will be significant variables in the cost of these wells. The first of these wells has now been drilled, completed and tied-into production and the second well is not scheduled to be spud until the fourth quarter of fiscal 2016. Pursuant to the terms of a Participation Agreement with CrownRock, our primary working interest partner in the acreage operated by CrownQuest, the Company is funding approximately 50% of the cost of the wells.

•	Our fiscal 2016 capital budget contemplates 3 gross (1.5 net) vertical wells being spud on the Mitchell Ranch Project. The gross cost of the first of the three wells is expected to be $1.4 million, with subsequent wells expected to be $1.0 million.

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

Liquidity

We define liquidity as cash and cash equivalents and funds available under our Credit Facility. The table below summarizes our liquidity position at September 30, 2015 and June 30, 2015.

	Liquidity at September 30	Liquidity at June 30
	2015	2015
Borrowing base	$37,500,000	$37,500,000
Cash and cash equivalents	7,955,949	8,748,008
Credit Facility	(37,150,165)	(29,908,366)

Liquidity	$8,305,784	$16,339,642

Working Capital

Our working capital, which we define as current assets minus current liabilities, was in a deficit balance of $27,923,241 as at September 30, 2015 compared to $9,281,344 at June 30, 2015. The Credit Facility matures in August 2016 and has been classified as a current liability as at September 30, 2015 compared to a non-current liability as at June 30, 2015. Our collection of receivables has historically been timely, and we have had no losses associated with uncollectible receivables. Our cash balances totaled $7,955,949 and $8,748,008 at September 30, 2015 and June 30, 2015, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our Credit Facility will be sufficient to fund our working capital needs excluding any acquisitions we may enter into. We expect that our pace of development, production volumes and commodity prices will be the largest variables affecting our working capital. The Company’s cash and cash equivalents at September 30, 2015 includes $7,928,333 of cash denominated in Canadian dollars, which is subject to fluctuations in the foreign exchange rates.

The following table summarizes our cash flows for the periods indicated:

	Three months Ended September 30,
	2015	2014
Net cash generated by operating activities	$1,364,866	$6,035,016
Net cash used in investing activities	$(9,000,232)	$(11,724,501)
Net cash generated by financing activities	$7,250,000	$5,686,198

Net cash generated by operating activities decreased by 77%, or $4,670,150, to $1,364,866 during the three months ended September 30, 2015 compared to the prior period. The decrease in our cash flows generated by operating activities was primarily due to decreases in P&NG revenues from lower commodity prices and lower production volumes.

Net cash used in investing activities decreased by 23%, or $2,724,269, to $9,000,232 during the three months ended September 30, 2015 compared to the prior period. The decrease in our cash flows used in investing activities was primarily due to more drilling and completion activity during the three months ended September 30, 2014.

Net cash generated by financing activities increased by 27%, or $1,563,802, to $7,250,000 during the three months ended September 30, 2015 compared to the prior period. The increase in our cash flows generated by financing activities was all due to drawings on the Credit Facility of $7,250,000 during the three months ended September 30, 2015 compared to drawings of $5,550,000 on the Credit Facility during the three months ended September 30, 2014.

Debt

Our Credit Facility is a reducing revolving line of credit of up to $100 million. As at September 30, 2015, the Credit Facility has a borrowing base of $37.5 million, of which $37.0 million has been drawn down. The Credit Facility will bear interest determined by the percent of the borrowing base utilized and by elections made by the Company. Amounts drawn down under the Credit Facility will bear interest at a rate of LIBOR plus a range of 3.00% to 3.50% or at a rate of U.S. prime plus a range of 2.00% to 2.50%. A minimum interest rate of 3.5% is required on borrowings under the Credit Facility. Payments under the Credit Facility will be required to the extent that outstanding principal and interest exceed the borrowing base. Other fees may also apply pursuant to the bank’s re-determinations of the borrowing base. Changes in the borrowing base are made based on the bank’s engineering valuation of the Company’s oil and gas reserves. The borrowing base is re-determined semi-annually; however, the Company may request two additional re-determinations of the borrowing base annually. The bank is in the process of its review of the Company’s borrowing base and has indicated to the Company, subject to additional internal bank approvals and the completion of customary documentation, that the borrowing base is expected to remain the same or to be increased by an amount not yet finalized. The bank’s next engineering valuation of the Company’s oil and gas reserves and re-determination of the borrowing base is anticipated to be completed in the third quarter of fiscal 2016.

The Credit Facility contains certain mandatory covenants, including minimum current ratio and cash flow requirements, and other standard business operating covenants. The Company has complied with all of these covenants as at and during the three months ended September 30, 2015. The Company has pledged its interest in its P&NG and other assets as security for liabilities pursuant to the Credit Facility. Amounts owing on the Credit Facility are payable when the Credit Facility expires in August 2016, unless otherwise extended by the parties, or payable on demand on the event of default. As a result of the Credit Facility expiring in less than one year, the amount due under the Credit Facility has been classified as a current liability. The providers of the Credit Facility have advised that an extension, for an additional two years, of the Credit Facility has been approved, subject to documentation acceptable to the providers. The Company is currently evaluating various options for funding its development plan prior to committing to an extension of the Credit Facility.

Critical Accounting Policies and Estimates

Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2015 for a description of the Company’s critical accounting policies.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), as required by Rule 13a-15(b) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015, at a reasonable level of assurance.

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

Other than as described above, there has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

None

Item 6. Exhibits

See Exhibit Index on page 27 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNDEN ENERGY CORP.

Date: November 13, 2015	By:	/s/ Colin Watt
Colin Watt
President, Chief Executive Officer, Corporate Secretary and Director

Date: November 13, 2015	By:	/s/ Laurie Sadler
Laurie Sadler
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Continuation of Lynden Ventures, Ltd., dated February 2, 2006 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

3.2	Certificate of Change of Name of the Company, dated January 16, 2008 (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

3.3	Notice of Articles of the Company (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

3.4	Articles of the Company, dated December 5, 2005 (incorporated by reference to Exhibit 3.4 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Schema Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Filed electronically herewith.