Form 10-Q
period 2015-12-31
Lynden Energy Corp.
filed 2016-02-16
CIK 1622620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55301

Lynden Energy Corp.

(Exact name of registrant as specified in its charter)

British Columbia
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

666 Burrard Street Suite 500 Vancouver, British Columbia	V6C 3P6
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The registrant had 130,198,411 shares of common stock outstanding at February 16, 2016.

Page

Glossary of Certain Terms and Conventions Used Herein	1

Cautionary Statement Concerning Forward-Looking Statements	4

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Interim Balance Sheets as of December 31, 2015 and June 30, 2015	6

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2015 and 2014	7

Condensed Consolidated Interim Statement of Changes in Equity for the Six Months Ended December 31, 2015 and 2014	8

Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended December 31, 2015 and 2014	9

Notes to Condensed Consolidated Interim Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	34

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

“Mcf/d.” One Mcf per day.

“MGal.” One thousand gallons of NGL or other liquid hydrocarbons.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the volatility of commodity prices, product supply and demand;

•	competition;

•	access to and cost of capital;

•	uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future;

•	the assumptions underlying production forecasts;

•	the quality of technical data;

•	environmental and weather risks, including the possible impacts of climate change;

•	the ability to obtain environmental and other permits and the timing thereof;

•	government regulation or action;

•	the costs and results of drilling and operations;

•	the availability of equipment, services, resources and personnel required to complete the Company’s operating activities;

•	access to and availability of transportation, processing and refining facilities;

•	the financial strength of counterparties to the Company’s reducing revolving credit facility and the purchasers of the Company’s production;

•	the ability to obtain shareholder and court approval and to successfully complete the arrangement (the “Transaction”) with Earthstone Energy, Inc. ( “Earthstone”);

•	the ability to complete the proposed acquisition of the Company by Earthstone on anticipated terms and timetable;

•	Earthstone’s ability to successfully integrate the Company after the Earthstone Transaction and to achieve anticipated benefits from the Transaction;

•	the possibility that various closing conditions for the Earthstone Transaction may not be satisfied or waived; and

•	acts of war or terrorism.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Interim Balance Sheets as of December 31, 2015 and June 30, 2015

(Presented in United States dollars, except where indicated)
(Unaudited)

	Notes	December 31, 2015	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents		$7,055,721	$8,748,008
Trade and other receivables, net of allowance for doubtful accounts	3,8	1,898,688	1,660,135
Income taxes receivable		469,434	469,434
Prepaid expenses		82,443	50,613

Total current assets		9,506,286	10,928,190

Non-current assets
Property, plant and equipment	4	105,572,668	107,283,684

Total assets		$115,078,954	$118,211,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other payables	8	$212,880	$1,646,846
Credit facility	5,8	37,183,618	—

Total current liabilities		37,396,498	1,646,846

Non-current liabilities
Credit facility	5,8	—	29,908,366
Asset retirement liabilities		300,233	278,790
Deferred tax liabilities		16,923,392	17,497,692

		17,223,625	47,684,848

Total liabilities		54,620,123	49,331,694

Shareholders’ equity
Share capital - authorized unlimited common shares, no par value Issued and outstanding: December 31, 2015 - 130,198,411 June 30, 2015 - 130,198,411	6	65,622,727	65,622,727
Paid-in capital	6	15,228,879	15,228,879
Accumulated other comprehensive loss		(4,588,817)	(3,788,414)
Deficit		(15,803,958)	(8,183,012)

Total shareholders’ equity		60,458,831	68,880,180

Total liabilities and shareholders’ equity		$115,078,954	$118,211,874

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2015 and 2014

(Presented in United States dollars, except where indicated)

(Unaudited)

		Three months ended December 31,		Six months ended December 31,
	Notes	2015	2014	2015	2014
Revenue and other income
Oil and natural gas sales, net of royalties		$3,693,883	$5,958,672	$7,087,339	$13,893,539
Derivative financial instruments gain		390,015	—	781,335	—
Interest income		24,400	35,464	51,821	73,290

Total revenue and other income		4,108,298	5,994,136	7,920,495	13,966,829

Expenses
Production and operating expenses		(1,482,924)	(1,366,257)	(3,021,775)	(2,692,187)
Depletion, depreciation and accretion		(2,655,028)	(2,783,429)	(4,877,229)	(5,462,449)
Exploration and impairments		(6,567,237)	—	(6,569,279)	(449,541)
General and administrative		(863,923)	(541,026)	(1,215,287)	(914,764)
Interest		(222,487)	(324,963)	(432,171)	(514,958)

Total expenses		(11,791,599)	(5,015,675)	(16,115,741)	(10,033,899)

Income (loss) before income taxes		(7,683,301)	978,461	(8,195,246)	3,932,930
Income tax recovery (expense)		303,400	(469,000)	574,300	(1,788,000)

Net (loss) income		(7,379,901)	509,461	(7,620,946)	2,144,930

Other comprehensive (loss) income
Foreign currency translation adjustment		(252,848)	(369,067)	(800,403)	(906,294)

Total comprehensive (loss) income for the period		$(7,632,749)	$140,394	$(8,421,349)	$1,238,636

Weighted average number of common shares outstanding
Basic	6	130,198,411	130,181,291	130,198,411	129,895,245
Diluted	6	130,198,411	131,022,050	130,198,411	132,889,697
Net earnings per common share
Basic		$(0.06)	$0.00	$(0.06)	$0.02
Diluted		$(0.06)	$0.00	$(0.06)	$0.02

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statement of Changes in Equity for the Six Months Ended December 31, 2015 and 2014

(Presented in United States dollars, except where indicated)

(Unaudited)

	Common Shares		Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total
	Number	Amount
Balance at June 30, 2015	130,198,411	$65,622,727	$15,228,879	$(3,788,414)	$(8,183,012)	$68,880,180
Foreign currency translation	—	—	—	(800,403)	—	(800,403)
Net loss for the period	—	—	—	—	(7,620,946)	(7,620,946)

Balance at December 31, 2015	130,198,411	$65,622,727	$15,228,879	$(4,588,817)	$(15,803,958)	$60,458,831

	Common Shares		Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total
	Number	Amount
Balance at June 30, 2014	129,275,911	$65,160,387	$15,434,128	$(212,663)	$(7,617,859)	$72,763,993
Common shares issued for cash
Exercise of stock options	922,500	462,352	(205,260)	—	—	257,092
Foreign currency translation	—	—	—	(906,294)	—	(906,294)
Net income for the period	—	—	—	—	2,144,930	2,144,930

Balance at December 31, 2014	130,198,411	$65,622,739	$15,228,868	$(1,118,957)	$(5,472,929)	$74,259,721

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended December 31, 2015 and 2014

(Presented in United States dollars, except where indicated)

(Unaudited)

		Six months ended December 31,
	Notes	2015	2014
Operating activities
Net (loss) income for the period		$(7,620,946)	$2,144,930
Adjustments for:
Accrued interest		25,252	43,073
Unrealized gain on derivative financial instruments		(657,180)	—
Depletion, depreciation and accretion		4,877,229	5,462,449
Impairments		6,565,361	449,541
Deferred income taxes		(574,300)	1,538,000
Unrealized foreign exchange gain		(262,770)	(147,533)
Changes in non-cash working capital items:
Trade and other receivables		278,587	972,119
Prepaid expenses		(31,830)	(95,220)
Trade and other payables		(14,444)	180,025
Income taxes payable		—	125,000

Cash generated by operating activities		2,584,959	10,672,384

Investing activities
Acquisition of property, plant and equipment		(10,989,613)	(23,215,493)

Cash used in investing activities		(10,989,613)	(23,215,493)

Financing activities
Drawings on credit facility		7,250,000	9,500,000
Common shares issued for cash, net of issue costs		—	257,092

Cash generated by financing activities		7,250,000	9,757,092

Effect of exchange rate on cash held in foreign currency		(537,633)	(758,761)

Change in cash and cash equivalents during the period		(1,692,287)	(3,544,778)
Cash and cash equivalents, beginning of period		8,748,008	13,955,890

Cash and cash equivalents, end of period		$7,055,721	$10,411,112

Cash and cash equivalents are composed of:
Cash		$7,055,721	$665,468
Guaranteed investment certificates		—	9,745,644

		$7,055,721	$10,411,112

Supplemental cash flow information	9

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Notes to Condensed Consolidated Interim Financial Statements

1. Description of Business

Lynden Energy Corp. (the “Company” or “Lynden”) is a public company continued under the Business Corporations Act (British Columbia). The Company’s business is to acquire, explore and develop petroleum and natural gas (“P&NG”) properties. The Company’s principal business activities are located in Texas, United States of America. The Company’s common shares trade on the TSX Venture Exchange (“TSX-V”) under the symbol LVL. The head office is located in Vancouver, British Columbia, Canada.

On December 17, 2015, Lynden and Earthstone Energy, Inc. (“Earthstone”) announced a definitive agreement (the “Earthstone Agreement”) under which Earthstone will acquire Lynden in an all-stock transaction (the “Transaction”) under a plan of arrangement pursuant to the Business Corporations Act (British Columbia). Under the Earthstone Agreement, the terms of which were unanimously approved by the Boards of Directors of both companies, Earthstone will issue approximately 3.7 million shares of common stock to Lynden’s shareholders.

Under the Earthstone Agreement, Lynden shareholders will receive 0.02842 of a share of Earthstone stock in exchange for each share of Lynden common stock held, representing consideration to each Lynden shareholder of $0.52 per share based on the closing price of Earthstone common stock on December 16, 2015. Following the Transaction, shareholders of Earthstone and Lynden are expected to own approximately 79% and 21%, respectively, of the combined company on a fully diluted basis.

The parties have made representations, warranties and covenants in the Earthstone Agreement, including (i) that the parties will, subject to certain exceptions, conduct their respective businesses in the ordinary course and will not engage in certain activities between the execution of the Earthstone Agreement and the consummation of the Transaction; and (ii) the agreement of the Company, subject to certain exceptions, not to solicit alternative transactions or provide information in connection with alternative transactions. Completion of the Transaction is subject to: (1) the approval by the shareholders of the Company of the Earthstone Agreement; (2) a final order from the court in British Columbia to approve the Earthstone Agreement and the fairness of the terms and conditions of the Transaction; (3) applicable regulatory approvals, including certain stock exchange approvals; (4) the absence of legal impediments prohibiting the transactions; and (5) other customary closing conditions. While a joint information statement/circular will be submitted to all Earthstone stockholders, the Transaction has been approved by the requisite majority pursuant to Earthstone’s certificate of incorporation which provides for approval via stockholder action by written consent.

2. Significant Accounting Policies

a) Basis of presentation

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) as at December 31, 2015, and for the three and six months ended December 31, 2015, and the 2014 comparative period. These condensed consolidated interim financial statements do not include all the necessary annual disclosures as prescribed under US GAAP and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended June 30, 2015.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which are necessary to present fairly the financial position as at December 31, 2015, and results of operations and cash flows for all periods presented.

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

•	Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (effective for annual periods beginning on or after December 15, 2014)

The FASB has issued the following accounting standards updates which are not yet effective:

•	Accounting Standards Update 2014-09, Revenue From Contracts With Customers (effective for annual periods beginning after December 15, 2017)

•	Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period (effective for annual periods beginning after December 15, 2015)

•	Accounting Standards Update 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (effective for annual periods ending after December 15, 2016)

•	Accounting Standards Update 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (effective for annual periods beginning after December 15, 2015)

•	Accounting Standards Update 2015-15, Imputation of Interest: Simplifying the Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (effective for annual periods beginning after December 15, 2015)

•	Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement – Period Adjustments (effective for annual periods beginning after December 15, 2015)

•	Accounting Standards Update 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities (effective for annual periods beginning after December 15, 2017)

The Company has not early adopted these accounting standards updates and is currently assessing the application of these standards on the results of operations and financial position of the Company.

3. Trade and Other Receivables

	December 31, 2015	June 30, 2015
Accounts receivable – trade	$82,158	$1,340,803
Accrued receivables	1,212,667	237,430
Other receivable – derivative financial asset	517,140	—
Sales taxes receivable	86,723	81,902

	$1,898,688	$1,660,135

The Company did not have any allowance for doubtful accounts as at December 31, 2015 and June 30, 2015. As at December 31, 2015, $1,212,667 (June 30, 2015 - $1,532,382) is owing from one counterparty.

Other receivable consists of a fair valued derivative financial instrument (note 8).

4. Property, Plant and Equipment

	December 31, 2015
	Cost	Accumulated Depletion, Depreciation and Impairment	Net Book Value
Petroleum and natural gas properties
Proved	$131,391,900	$(27,959,483)	$103,432,417
Exploratory well costs	37,755,601	(35,615,895)	2,139,706

	169,147,501	(63,575,378)	105,572,123
Computer equipment	1,878	(1,333)	545

Total property, plant and equipment	$169,149,379	$(63,576,711)	$105,572,668

	June 30, 2015
	Cost	Accumulated Depletion, Depreciation and Impairment	Net Book Value
Petroleum and natural gas properties
Proved	$122,491,540	$(23,096,935)	$99,394,605
Exploratory well costs	36,938,662	(29,050,534)	7,888,128

	159,430,202	(52,147,469)	107,282,733
Computer equipment	2081	(1,130)	951

Total property, plant and equipment	$159,432,283	$(52,148,599)	$107,283,684

Proved petroleum and natural gas assets

Proved petroleum and natural gas assets consist of lease acquisition costs, costs of drilling and equipping development wells, and construction of related production facilities all relating to the Company’s Midland Basin property.

Exploratory well costs

Exploratory well costs consist of costs associated with the drilling and equipping of exploratory wells relating to 1) the Mitchell Ranch Project; and 2) one vertical well location in the Midland Basin. The Company is performing economic evaluations including, but not limited to, results of additional appraisal drilling, well test analysis, additional geological and geophysical data, facilities and infrastructure development options, development plan approval, and permitting.

During the three months ended December 31, 2015, it was determined that test results from four exploratory test wells drilled in fiscal 2015 had not identified significant reserves. Consequently, the costs attributable to these wells and a portion of the Mitchell Ranch Project leasehold costs, totaling $6,565,361 were written off.

5. Credit Facility

The Company has a reducing revolving line of credit (the “Credit Facility”) in an amount up to $100 million. As at December 31, 2015, the Credit Facility has a borrowing base of $40.0 million, an increase from a borrowing base of $37.5 million at September 30, 2015, of which $37.0 million has been drawn down. Subsequent to December 31, 2015, the Company reduced the amount drawn on the Credit Facility to $36.5 million. The Credit Facility bears interest determined by the percent of the borrowing base utilized and by elections made by the Company. Amounts drawn down under the Credit Facility will bear interest at a rate of LIBOR plus a range of 3.00% to 3.50% or at a rate of U.S. prime plus a range of 2.00% to 2.50%. A minimum interest rate of 3.5% is required on borrowings under the Credit Facility. Payments under the Credit Facility will be required to the extent that outstanding principal and interest exceed the borrowing base. Other fees may also apply pursuant to the bank’s re-determinations of the borrowing base. Changes in borrowing base are made based on the bank’s engineering valuation of the Company’s oil and gas reserves. The borrowing base is re-determined semi-annually; however, the Company may request two additional re-determinations of the borrowing base annually. The bank’s next engineering valuation of the Company’s oil and gas reserves and re-determination of the borrowing base is anticipated to be completed in the third quarter of fiscal 2016.

The Credit Facility contains certain mandatory covenants, including minimum current ratio and cash flow requirements, and other standard business operating covenants. The Company has complied with all of these covenants as at and during the six months ended December 31, 2015. The Company has pledged its interest in its P&NG and other assets as security for liabilities pursuant to the Credit Facility. Amounts owing on the Credit Facility are payable when the Credit Facility expires in August 2016, unless otherwise extended by the parties, or payable on demand on the event of default. As a result of the Credit Facility expiring in less than one year, the amount due under the Credit Facility has been classified as a current liability. The providers of the Credit Facility have advised that an extension, for an additional two years, of the Credit Facility has been approved, subject to documentation acceptable to the providers. As a result of the entry into the Earthstone Agreement, the Company does not currently plan on committing to an extension of the Credit Facility.

6. Shareholders’ Equity

a) Authorized

An unlimited number of common shares without par value.

An unlimited number of preference shares without par value.

b) Earnings per share:

Diluted earnings per share computation

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(7,379,901)	$509,461	$(7,620,946)	$2,144,930

Denominator:
Weighted average number of common shares (basic)	130,198,411	130,181,291	130,198,411	129,895,245
Dilutive effect of share options	—	633,827	—	1,276,150
Dilutive effect of warrants	—	206,932	—	1,718,302

Weighted average number of common shares (diluted)	130,198,411	131,022,050	130,198,411	132,889,697

Diluted earnings per common share	$(0.06)	$0.00	$(0.06)	$0.02

For the three months ended December 31, 2015, 4,010,000 (2014 – 2,612,500) share options are not dilutive and have been excluded from the dilutive earnings per share calculation. For the six months ended December 31, 2015, 4,010,000 (2014 – nil) share options are not dilutive and have been excluded from the dilutive earnings per share calculation.

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

The changes in stock options issued during the six months ended December 31, 2015, and the year ended June 30, 2015, are as follows:

	Six months ended December 31, 2015		Year ended June 30, 2015
	Number of options	Weighted average exercise price (CDN$)	Number of options	Weighted average exercise price (CDN$)
Balance, beginning of period	4,270,000	$0.69	6,632,500	$0.61
Exercised	—	$—	(922,500)	$0.31
Expired	(260,000)	$0.60	(1,440,000)	$0.55

Balance, end of period	4,010,000	$0.70	4,270,000	$0.69

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options outstanding		Options exercisable
Exercise price (CDN$)	Number of options	Weighted average remaining life (years)	Number of options	Weighted average remaining life (years)
$0.50	1,397,500	1.51	1,397,500	1.51
$0.80	2,612,500	0.56	2,612,500	0.56

	4,010,000	0.89	4,010,000	0.89

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

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Legal fees	$35,866	$13,272	$49,281	$28,341
Transportation and marketing costs	14,209	9,910	24,808	19,290

Total	$50,075	$23,182	$74,089	$47,631

As at December 31, 2015, trade and other payables include $27,215 (June 30, 2015 - $33,320) owing to related parties. Amounts due to or from related parties are unsecured, non-interest bearing and are due on demand.

8. Financial Instruments

As at December 31, 2015, the Company’s financial instruments are cash and cash equivalents, trade and other receivables, credit facility, and trade and other payables. These financial instruments are classified as follows:

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

a) Credit risk

The aging of trade and other receivables are as follows:

	December 31, 2015	June 30, 2015
Trade and other receivables
0 to 60 days	$1,824,982	$1,592,126
61 to 120 days	5,697	8,357
> 120 days[1]	68,009	59,652

	$1,898,688	$1,660,135

[1]	Utah State withholding taxes on P&NG sales.

b) Liquidity Risk

The following table details the Company’s expected remaining contractual maturities for its financial liabilities and other obligations. The table is based on the undiscounted cash flows of financial liabilities based on the earliest date on which the Company is required to satisfy the liabilities.

	Total	Less than 1 year	One to two years	More than two years
Credit facility[1]	$37,183,618	$37,183,618	$—	$—
Trade and other payables	212,880	212,880	—	—
Asset retirement liabilities	4,389,000	—	—	4,389,000

	$41,785,498	$37,396,498	$—	$4,389,000

[1]	Includes accrued interest of $183,618.

c) Currency Risk

As at December 31, 2015, a 10% depreciation or appreciation of the Canadian dollar against the United States dollar would result in an increase or decrease, respectively, in the Company’s earnings or loss by $684,736, based on the net exposures presented below:

	Cash	Trade and other receivables	Trade and other payables	Net assets exposure	Effect of +/- 10% change in currency
Canadian dollar denominated	$6,884,150	$10,590	$(47,378)	$6,847,362	$684,736

d) Price Risk

The Company’s P&NG production is marketed and sold on the spot market to area aggregators based on daily spot prices that are adjusted for product quality and transportation costs. The Company’s cash flow from product sales will therefore be impacted by fluctuations in commodity prices.

To protect future cash flows for planned capital expenditures, the Company periodically enters into commodity derivative contracts. In April 2015, the Company entered into a NYMEX based oil price put contract for 9,000 barrels of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per barrel. Fair value changes on this contract are recognized in the statement of income. During thesix months ended December 31, 2015, the Company reported a realized gain of $124,155 (2014 - $0) and reported an unrealized gain of $657,180 (2014 - $0). As at December 31, 2015, the contract has a fair value of $517,140 included in accounts receivable-trade.

9. Supplemental Cash Flow Information

	Six months ended December 31,
	2015	2014
Non-cash financing activities:
Fair value of stock options transferred to common shares on exercise of stock options	$—	$205,260

10. Segmented Information

At December 31, 2015, the Company has one reportable operating segment, being the acquisition, exploration and development of petroleum and natural gas properties. The Company operates in two reportable geographic areas, being Canada and the United States of America.

An operating segment is defined as a component of the Company:

•	that engages in business activities from which it may earn revenues and incur expenses;

•	whose operating results are reviewed regularly by the entity’s chief operating decision maker; and

•	for which discrete financial information is available.

The Company’s revenues and capital assets in each of the geographic areas are as follows:

	Canada		USA		Consolidated Total
Three months ended December 31,	2015	2014	2015	2014	2015	2014
Revenue and other income
Interest income, net of royalties	$24,400	$35,464	$—	$—	$24,400	$35,464
Derivative financial instruments gain	—	—	390,015	—	390,015	—
Petroleum sales, net of royalties	—	—	3,000,918	4,461,778	3,000,918	4,461,778
Natural gas sales, net of royalties	—	—	364,205	616,750	364,205	616,750
Natural gas liquids sales, net of royalties	—	—	328,760	880,144	328,760	880,144

	$24,400	$35,464	$4,083,898	$5,958,672	$4,108,298	$5,994,136

	Canada		USA		Consolidated Total
Six months ended December 31,	2015	2014	2015	2014	2015	2014
Revenue and other income
Interest income, net of royalties	$51,821	$73,290	$—	$—	$51,821	$73,290
Derivative financial instruments gain	—	—	781,335	—	781,335	—
Petroleum sales, net of royalties	—	—	5,655,630	10,709,854	5,655,630	10,709,854
Natural gas sales, net of royalties	—	—	766,922	1,300,288	766,922	1,300,288
Natural gas liquids sales, net of royalties	—	—	664,787	1,883,397	664,787	1,883,397

	$51,821	$73,290	$7,868,674	$13,893,539	$7,920,495	$13,966,829

	Canada		USA		Consolidated Total
	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015
Property, plant and equipment	$545	$951	$105,572,123	$107,282,733	$105,572,668	$107,283,684

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

Entry into the Earthstone Agreement

On December 17, 2015, Lynden and Earthstone announced that they had entered into the Earthstone Agreement with respect to the Transaction. Under the Earthstone Agreement, the terms of which were unanimously approved by the Boards of Directors of both companies, Earthstone will issue approximately 3.7 million shares of common stock to Lynden stockholders.

Under the Earthstone Agreement, Lynden shareholders will receive 0.02842 of a share of Earthstone stock in exchange for each share of Lynden common stock held, representing consideration to each Lynden shareholder of US$0.52 per share based on the closing price of Earthstone common stock on December 16, 2015. Following the Transaction, shareholders of Earthstone and Lynden are expected to own approximately 79% and 21%, respectively, of the combined company on a fully diluted basis.

The parties have made representations, warranties and covenants in the Earthstone Agreement, including (i) that the parties will, subject to certain exceptions, conduct their respective businesses in the ordinary course and will not engage in certain activities between the execution of the Earthstone Agreement and the consummation of the Transaction; and (ii) the agreement of the Company, subject to certain exceptions, not to solicit alternative transactions or provide information in connection with alternative transactions. Completion of the Transaction is subject to: (1) the approval by the shareholders of the Company of the Earthstone Agreement; (2) a final order from the court in British Columbia to approve the Earthstone Agreement and the fairness of the terms and conditions of the Transaction; (3) applicable regulatory approvals, including certain stock exchange approvals; (4) the absence of legal impediments prohibiting the transactions; and (5) other customary closing conditions. While a joint information statement/circular will be submitted to all Earthstone stockholders, the Transaction has been approved by the requisite majority pursuant to Earthstone’s certificate of incorporation which provides for approval via stockholder action by written consent.

The Earthstone Agreement contains certain termination rights for both the Company and Earthstone, including, among others, if the Transaction is not completed by September 30, 2016, or if the number of Lynden shares exercising Dissent Rights (as defined in the Earthstone Agreement) exceeds 5% of the outstanding shares of Lynden common stock. In the event of a termination of the Earthstone Agreement under certain circumstances, the Company may be required to pay to Earthstone a termination fee of $0.25 million, plus reasonable out-of-pocket expenses, not to exceed $0.5 million, or Earthstone may be required to pay to the Company a termination fee of the same amount. Under certain circumstances, in the event the Earthstone Agreement is terminated in connection with an acquisition proposal by a third party, the Company may be required to pay to Earthstone a topping fee of $2.25 million, plus reasonable out-of-pocket expenses, not to exceed $0.5 million.

Concurrently with the execution of the Earthstone Agreement, Oak Valley Resources, LLC (“Oak Valley”), which owns approximately 66% of the outstanding shares of Earthstone common stock, executed a written consent in favor of the Transaction. Also with the execution of the Earthstone Agreement, officers and directors of Lynden and affiliates of JVL Advisors, LLC, all in their capacities as shareholders of Lynden, entered into a voting agreement with Earthstone with respect to their shares of Lynden common stock, which constitute approximately 1% and 18%, respectively, of the total issued and outstanding shares of Lynden common stock.

Highlights

The Company’s financial and operating performance for the three months ended December 31, 2015, included the following highlights:

•	Primarily as a result of a significant drop in commodity prices, petroleum and natural gas sales decreased by 38% as compared to the three months ended December 31, 2014;

•	Realized prices decreased 38% per Bbl of oil, 41% per Mcf of gas and 62% per Bbl of NGL compared to the three months ended December 31, 2014; and

•	Average daily production was 1,451 Boe/d in the three months ended December 31, 2015, compared to 1,392 Boe/d in the three months ended December 31, 2014.

Recent Developments

During the three months ended December 31, 2015, our average daily production was 812 barrels per day, or Bbls/d, of oil, 1,849 thousand cubic feet per day, or Mcf/d, of natural gas and 331 Bbls/d of NGL, which totaled 1,451 Boe/d. During the three months ended September 30, 2015, our average daily production was 650 Bbls/d of oil, 1,694 Mcf/d of natural gas, and 295 Bbls/d of NGL, which totaled 1,227 Boe/d. Production increased by 224 Boe/d or 18% in the three months ended December 31, 2015, compared to the three months ended September 30, 2015.

During the three months ended December 31, 2015, we incurred approximately $2.0 million of capital expenditures in connection with our Permian Basin properties. The Company significantly reduced activity levels during the three months ended December 31, 2015, with principal activities being only the completion and tie-into production of three gross Wolfberry wells.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas and NGL; and

•	lease operating expenses.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL. For the three months ended December 31, 2015 and 2014, our revenues derived from oil sales were 81% and 75% respectively. Natural gas sales accounted for approximately 10% and 10% of total sales for the three months ended December 31, 2015 and 2014, respectively. Our revenues from NGL sales for the three months ended December 31, 2015 and 2014 were 9% and 15%, respectively. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Production Volumes

The following table presents production volumes for the Company’s properties for the three months ended December 31, 2015 and 2014.

	Three Months Ended December 31,		% Change
	2015	2014
Oil (Bbls)	74,693	69,013	8%
Natural gas (Mcf)	170,138	170,501	0%
NGL (Bbls)	30,434	30,668	(1%)

Total (Boe)	133,483	128,098	4%
Average net daily production (Boe/d)	1,451	1,392	4%

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

Production increases compared to the period a year-ago are attributable in part to a shift towards horizontal well development and the timing of the drilling of such horizontal wells.

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

Oil and natural gas prices have been subject to significant fluctuations during the past several years. Recently, oil and natural gas prices have declined significantly. During the twelve months ended December 31, 2015, the West Texas Intermediate posted price had declined from a high of $61.36 per Bbl to a low of $34.55 per Bbl. In addition, the Henry Hub spot market price had declined from a high of $3.32 per MMBtu to a low of $1.63 per MMBtu. Likewise, NGL prices have recently suffered significant declines in realized prices. NGL are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics.

If commodity prices continue to decline, a significant portion of our exploitation, development and exploration projects could become uneconomic. For example, in the quarter ended December 31, 2015, we recognized an $6,567,361 impairment of Mitchell Ranch Project exploratory well costs due in part to the current commodity price environment. Commodity devaluations may also result in our having to make significant downward adjustments to our estimated proved reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. Lower oil and natural gas prices may also reduce the borrowing base under our credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders.

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

Changes in Drilling Activity

Our capital budget for fiscal 2016 was originally established at approximately $18.9 million. Our original fiscal 2016 capital budget contemplated the participation in the drilling of 8 gross Wolfberry wells, 3 gross horizontal wells in the Midland Basin, and 3 gross vertical wells on the Mitchell Ranch Project. The Company’s fiscal 2016 capital budget has been revised downwards to approximately $10.4 million principally as a result of a decrease, from 3 to 1, in the number of gross horizontal wells, and a decrease, from 8 to 6, in the number of gross vertical wells, in the Midland Basin currently scheduled in fiscal 2016. The ultimate amount of capital that we expend may fluctuate materially based on market conditions and our drilling results. See “Capital Requirements and Sources of Liquidity” for additional information.

Results of Operations

Oil, natural gas and NGL sales revenues. The following table provides summary information regarding oil, natural gas and NGL revenues, production, average product prices and average production costs and expenses for the three and six months ended December 31, 2015 and 2014. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGL to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel NGL to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGL may differ significantly from the price for a barrel of oil.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net Revenues
Oil	$3,000,918	$4,461,778	$5,655,630	$10,709,854
Natural gas	364,205	616,750	766,922	1,300,288
NGL	328,760	880,144	664,787	1,883,397

	3,693,883	5,985,672	7,087,339	13,893,539
Production and operating expenses	(1,482,924)	(1,366,257)	(3,021,775)	(2,692,187)

Net back	$2,210,959	$4,592,415	$4,065,564	$11,201,352

Production
Oil (Bbl)	74,693	69,013	134,488	141,415
Natural gas (Mcf)	170,138	170,501	356,007	340,322
NGL (Bbl)	30,434	30,668	57,534	60,973
Total barrel of oil equivalent (Boe)	133,483	128,098	246,356	259,108
Daily production averages
Oil (Bbls/d)	812	750	731	769
Natural gas (Mcf/d)	1,849	1,853	1,772	1,850
NGL (Bbl/d)	331	333	313	331
Total barrel of oil equivalent (Boe/d)	1,451	1,392	1,339	1,408
Average prices
Oil (per Bbl)	$40.17	$64.65	$42.05	$75.73
Natural gas (per Mcf)	$2.14	$3.62	$2.35	$3.82
NGL (per Bbl/d)	$10.80	$28.70	$11.55	$30.89
Total barrel of oil equivalent (per Boe)	$27.70	$46.52	$28.80	$53.62
Costs and expenses (per Boe)
Lease operating	$9.62	$8.22	$10.79	$7.69
Production and ad valorem taxes	$1.49	$2.44	$1.47	$2.70
Depletion, depreciation and accretion	$19.89	$21.73	$19.80	$21.08
Impairments	$49.20	$—	$26.67	$1.73
General and administrative	$6.47	$4.21	$4.93	$3.53

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Net Income. Net loss for the three months ended December 31, 2015, was ($7,379,901) and ($0.06) per share and diluted share, compared to net income of $509,461 and $0.00 per share and diluted share for the three months ended December 31, 2014. Net income decreased by $7,889,362 for the three months ended December 31, 2015, compared to December 31, 2014, primarily due to lower oil and gas revenues of $2,264,789, higher production and operating expenses of $116,667, lower depletion, depreciation and accretion of $128,401, higher general and administrative expenses of $322,897, higher exploration and impairment charges of $6,567,237, and lower income tax expense of $772,400 in the three months ended December 31, 2015.

Oil, natural gas and NGL revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes.

	Three Months Ended December 31,		Change	% Change
	2015	2014
Revenues
Oil	$3,000,918	$4,461,778	$(1,460,860)	(33%)
Natural gas	364,205	616,750	(252,545)	(41%)
NGL	328,760	880,144	(551,384)	(63%)

Total revenues	$3,693,883	$5,958,672	$(2,264,789)	(38%)

Production
Oil (Bbl)	74,693	69,013	5,680	8%
Natural gas (Mcf)	170,138	170,501	(363)	(0%)
NGL (Bbl)	30,434	30,668	(234)	(1%)
Total barrel of oil equivalent (Boe)	133,483	128,098	5,385	4%
Daily production averages
Oil (Bbls/d)	812	750	62	8%
Natural gas (Mcf/d)	1,849	1,853	(4)	(0%)
NGL (Bbls/d)	331	333	(2)	(1%)
Total barrel of oil equivalent (Boe/d)	1,451	1,392	59	4%
Average prices
Oil (per Bbl)	$40.17	$64.65	$(24.48)	(38%)
Natural gas (per Mcf)	$2.14	$3.62	$(1.48)	(41%)
NGL (per Bbl)	$10.80	$28.70	$(17.90)	(62%)
Total barrel of oil equivalent (per Boe)	$27.70	$46.52	$(18.82)	(40%)

Oil revenues. Oil revenues decreased 33% from $4,461,778 for the three months ended December 31, 2014, to $3,000,918 for the three months ended December 31, 2015, as a result of a $24.48 per Bbl decrease in our average realized price for oil, offset by an increase oil production volumes of 5,680 Bbls. Our higher oil production was primarily a result of contribution from two gross Midland Basin horizontal wells that began producing in August/September 2015.

Natural gas revenues. Natural gas revenues decreased 41% from $616,750 for the three months ended December 31, 2014, to $364,205 for the three months ended December 31, 2015, as a result of a $1.48 per Mcf decrease in our average realized natural gas price and a decrease in natural gas production volumes of 363 Mcf.

NGL revenues. NGL revenues decreased 63% from $880,144 for the three months ended December 31, 2014, to $328,760 for the three months ended December 31, 2015, as a result of a $17.90 per Bbl decrease in our average realized NGL price and a decrease in NGL production volumes of 234 Bbls.

Effects of derivatives. In April 2015, the Company entered into a NYMEX-based oil price put contract for 9,000 barrels of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per barrel. For the three months ended December 31, 2015, we reported an unrealized gain of $274,725 and a realized gain of $115,290. As at and for the three months ended December 31, 2014, all of our production was unhedged.

Operating expenses. The following table summarizes our operating expenses for the periods indicated.

	Three Months ended December 31,		Change	% Change
	2015	2014
Operating expenses
Lease operating	$1,283,943	$1,053,301	$230,642	22%
Production and ad valorem taxes	198,981	312,956	(113,975)	(36%)
Depletion, depreciation and accretion	2,655,028	2,783,429	(128,401)	(5%)
Exploration and impairments	6,567,237	—	6,567,237	N/A
General and administrative	863,923	539,351	324,572	60%

Total operating expenses	$11,569,112	$4,689,037	$6,880,075	147%

	Three months ended December 31,		Change	% Change
	2015	2014
Operating expenses per boe
Lease operating	$9.62	$8.22	$1.40	17%
Production and ad valorem taxes	1.49	2.44	(0.95)	(39%)
Depletion, depreciation and accretion	19.89	21.73	(1.84)	(8%)
Exploration and impairments	49.20	—	49.20	N/A
General and administrative	6.47	4.21	2.26	54%

Total operating expenses	$86.67	$36.60	$50.07	137%

Lease operating expenses. Lease operating expenses increased 22% from $1,053,301 for the three months ended December 31, 2014, to $1,283,943 for the three months ended December 31, 2015. The increase in our lease operating expenses was primarily attributable to the increased number of operating wells and to the mix of old wells compared to new wells. Older wells generally require more maintenance per Boe produced. Newer wells generally have higher salt water disposal costs per Boe produced.

Production and ad valorem taxes. Production and ad valorem taxes decreased 36% from $312,956 for the three months ended December 31, 2014, to $198,981 for the three months ended December 31, 2015. The decrease in our production and ad valorem taxes was attributable to lower revenues from falling commodity prices during the three months ended December 31, 2015.

Depletion, depreciation and accretion. Depletion, depreciation and accretion decreased 5% from $2,783,429 for the three months ended December 31, 2014, to $2,655,028 for the three months ended December 31, 2015, principally as a result of a smaller percentage of the Company’s reserves being produced.

Exploration and impairments. Exploration and impairments increased by $6,567,237 for the three months ended December 31, 2015, due to a $6,565,361 impairment of Mitchell Ranch Project exploratory well costs. During the three months ended December 31, 2015, it was determined that test results from four exploratory test wells drilled in fiscal 2015 had not identified significant reserves. Consequently, the costs attributable to these wells and a portion of the Mitchell Ranch Project leasehold costs were written off.

General and administrative expenses. General and administrative (“G&A”) expenses increased 60% from $539,351 for the three months ended December 31, 2014, to $863,923 for the three months ended December 31, 2015. The increase in G&A was primarily due to incurring $350,000 of consulting fees in conjunction with the Earthstone Agreement. Office, miscellaneous and other costs were higher in the three months ended December 31, 2015, principally from higher insurance costs and filing fees. The following table summarizes G&A for the period indicated.

	Three Months ended December 31,		Change	% Change
	2015	2014
General and administrative expenses
Administrative, consulting, and directors’ fees	$547,266	$198,987	$348,279	175%
Office, miscellaneous and other	117,419	67,214	50,205	75%
Professional fees	180,807	203,263	(22,456)	(11%)
Promotion and travel	18,431	69,887	(51,456)	(74%)

Total general and administrative expenses	$863,923	$539,351	$324,572	60%

Interest expense. During the three months ended December 31, 2015, we recorded $222,487 of interest expense as compared to $324,963 in the three months ended December 31, 2014. The decrease is primarily the result of capitalizing $165,255 of interest expense in the three months ended December 31, 2015, concerning wells under development during the period. Interest expense also includes fees paid pursuant to the Credit Facility.

Income taxes. We reported an income tax recovery of $303,400 for the three months ended December 31, 2015, compared to an income tax expense of $469,000 for the three months ended December 31, 2014. The higher income tax expenses for the three months ended December 31, 2014, relate to $8,661,762 more in income before income taxes reported in the three months ended December 31, 2014.

Foreign currency translation adjustment. Foreign currency translation loss of $252,848 was included in other comprehensive income for the three months ended December 31, 2015, compared to $369,067 for the three months ended December 31, 2014. Foreign currency translation loss relates primarily to translating Lynden Energy Corp.’s and Lynden Exploration Ltd.’s net assets denominated in Canadian dollars into United States dollars. Lynden Energy Corp.’s and Lynden Exploration Ltd.’s functional currency is the Canadian dollar.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Net Income. Net loss for the six months ended December 31, 2015, was ($7,620,946) and ($0.06) per share and diluted share, compared to net income of $2,144,930 and $0.02 per share and diluted share for the six months ended December 31, 2014. The large decrease in net income was primarily due to: 1) a $6,806,200 decrease in oil and gas revenues; and 2) a $6,119,738 increase in exploration and impairments. The net loss for the six months ended December 31, 2015, also resulted in an income tax recovery of $574,300 compared to income tax expense of $1,788,000 for the six months ended December 31, 2014.

Oil, natural gas and NGL revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes.

	Six Months Ended December 31,		Change	% Change
	2015	2014
Revenues
Oil	$5,655,630	$10,709,854	$(5,054,224)	(47%)
Natural gas	766,922	1,300,288	(533,366)	(41%)
NGL	664,787	1,883,397	(1,218,610)	(65%)

Total revenues	$7,087,339	$13,893,539	$(6,806,200)	(49%)

Production
Oil (Bbl)	134,488	141,415	(6,927)	(5%)
Natural gas (Mcf)	326,007	340,322	(14,315)	(4%)
NGL (Bbl)	57,534	60,973	(3,438)	(6%)
Total barrel of oil equivalent (Boe)	246,356	259,108	(12,752)	(5%)
Daily production averages
Oil (Bbls/d)	731	769	(38)	(5%)
Natural gas (Mcf/d)	1,772	1,850	(78)	(4%)
NGL (Bbls/d)	313	331	(18)	(5%)
Total barrel of oil equivalent (Boe/d)	1,339	1,408	(69)	(5%)
Average prices
Oil (per Bbl)	$42.05	$75.73	$(33.68)	(44%)
Natural gas (per Mcf)	$2.35	$3.82	$(1.47)	(38%)
NGL (per Bbl)	$11.55	$30.89	$(19.34)	(63%)
Total barrel of oil equivalent (per Boe)	$28.80	$53.68	$(24.82)	(46%)

Oil revenues. Oil revenues decreased 47% from $10,709,854 for the six months ended December 31, 2014, to $5,655,630 for the six months ended December 31, 2015, as a result of a $33.68 per Bbl decrease in our average realized price of oil and a decrease in oil production volumes of 6,927 Bbls.

Natural gas revenues. Natural gas revenues decreased 41% from $1,300,288 for the six months ended December 31, 2014, to $766,922 for the six months ended December 31, 2015, as a result of a $1.47 per Mcf decrease in our average realized natural gas price and a decrease in natural gas production volumes of 14,315 Mcf.

NGL revenues. NGL revenues decreased 65% from $1,883,397 for the six months ended December 31, 2014, to $664,787 for the six months ended December 31, 2015, as a result of a $19.34 per Bbl decrease in our average realized NGL price and a decrease in NGL production volumes of 3,438 Bbls.

Effects of derivatives. In April 2015, the Company entered into a NYMEX-based oil price put contract for 9,000 barrels of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per barrel. For the six months ended December 31, 2015, we reported an unrealized gain of $657,180 and a realized gain of $124,155. As at and for the six months ended December 31, 2014, all of our production was unhedged.

Operating expenses. The following table summarizes our expenses for the periods indicated.

	Six Months ended December 31,		Change	% Change
	2015	2014
Operating expenses
Lease operating	$2,659,377	$1,993,287	$666,090	33%
Production and ad valorem taxes	362,398	698,900	(336,502)	(48%)
Depletion, depreciation and accretion	4,877,229	5,462,449	(585,220)	(11%)
Exploration and impairments	6,569,279	449,541	6,119,738	1361%
General and administrative	1,215,287	913,635	301,652	33%

Total operating expenses	$15,683,570	$9,517,812	$6,165,758	65%

	Six months ended December 31,		Change	% Change
	2015	2014
Operating expenses per boe
Lease operating	$10.79	$7.69	$3.10	40%
Production and ad valorem taxes	1.47	2.70	(1.23)	(46%)
Depletion, depreciation and accretion	19.80	21.08	(1.28)	(6%)
Exploration and impairments	26.67	1.73	24.94	1442%
General and administrative	4.93	3.53	1.40	40%

Total operating expenses	$63.66	$36.73	$26.93	73%

Lease operating expenses. Lease operating expenses increased 33% from $1,993,287 for the six months ended December 31, 2014, to $2,659,377 for the six months ended December 31, 2015. The increase in our lease operating expenses was primarily attributable to the increased number of operating wells and to the higher mix of old wells compared to new wells. Older wells generally require more maintenance per Boe produced. Newer wells generally have higher salt water disposal costs per Boe produced. During the six months ended December 31, 2015, there was also a more active program of repair and production optimization work on the Company’s wells, which contributed to higher lease operating expenses per Boe.

Production and ad valorem taxes. Production and ad valorem taxes decreased 48% from $698,900 for the six months ended December 31, 2014, to $362,398 for the six months ended December 31, 2015. The decrease in our production and ad valorem taxes was attributable to lower revenues from falling commodity prices during the six months ended December 31, 2015.

Depletion, depreciation and accretion. Depletion, depreciation and accretion decreased 11% from $5,462,449 for the six months ended December 31, 2014, to $4,877,229 for the six months ended December 31, 2015, as a result of a 5% decrease in production of Boe and a smaller percentage of the Company’s reserves being produced.

Exploration and impairments. Exploration and impairments increased by $6,119,738 from $449,541 for the six months ended December 31, 2014, primarily due to the $6,565,361 impairment of Mitchell Ranch Project exploratory well costs. During the three months ended December 31, 2015, it was determined that test results from four exploratory test wells drilled in fiscal 2015 had not identified significant reserves. Consequently, the costs attributable to these wells and a portion of the Mitchell Ranch Project leasehold costs were written off. The $449,541 impairment reported during the six months ended December 31, 2014, is from the write-off of the Paradox Basin Project suspended exploratory well costs.

General and administrative expenses. General and administrative (“G&A”) expenses increased 33% from $913,652 for the six months ended December 31, 2014, to $1,215,287 for the six months ended December 31, 2015. The increase in G&A was primarily due to incurring $350,000 of consulting fees in conjunction with the Earthstone Agreement. Office, miscellaneous and other costs were higher in the six months ended December 31, 2015, principally from higher insurance costs and filing fees. The following table summarizes G&A for the period indicated.

	Six Months ended December 31,		Change	% Change
	2015	2014
General and administrative expenses
Administrative, consulting, and directors’ fees	$739,314	$382,673	$356,641	93%
Office, miscellaneous and other	183,391	93,801	89,590	96%
Professional fees	255,181	323,544	(68,363)	(21%)
Promotion and travel	37,401	113,617	(76,216)	(67%)

Total general and administrative expenses	$1,215,287	$913,635	$301,652	33%

Interest expense. During the six months ended December 31, 2015, we recorded $432,171 of interest expense as compared to $514,958 in the six months ended December 31, 2014. The decrease is primarily the result of capitalizing $287,631 of interest expense in the six months ended December 31, 2015, concerning wells under development during the period. We also incurred $57,500 more in banking fees during the six months ended December 31, 2014.

Income taxes. Income taxes decreased by $2,362,300 from $1,788,000 for the six months ended December 31, 2014, to a recovery of $574,300 for the six months ended December 31, 2015. The decrease in income taxes is primarily the result of $6,806,200 lower oil and gas revenues; $329,588 higher production and operating expenses; and $300,523 higher general and administrative expenses during the six months ended December 31, 2015, compared to the six months ended December 31, 2014.

Foreign currency translation adjustment. Foreign currency translation loss was $800,403 included in other comprehensive income for the six months ended December 31, 2015, compared to $906,294 for the six months ended December 31, 2014. Foreign currency translation loss relates primarily to translating Lynden Energy Corp.’s and Lynden Exploration Ltd.’s net assets denominated in Canadian dollars into United States dollars. Lynden Energy Corp.’s and Lynden Exploration Ltd.’s functional currency is the Canadian dollar.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been available cash on hand, cash generated from operations, borrowings under our Credit Facility, and proceeds from asset dispositions. To date, the Company’s primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties.

During the six months ended December 31, 2015, we spent approximately $11.0 million on capital expenditures on property, plant and equipment.

Our fiscal 2016 (July 1, 2015 to June 30, 2016) capital budget for drilling, completion, recompletion and infrastructure was originally established at approximately $18.9 million, and has since been revised downwards to approximately $10.4 million, for the following:

•	$4.7 million, or 45%, for the participation in the drilling and completion of 6 gross vertical Midland Basin wells;

•	$4.1 million, or 39% for the participation in the drilling and completion of 1 gross horizontal Midland Basin wells; and

•	$1.6 million, or 16%, for the participation in the drilling and completion of 3 gross vertical Mitchell Ranch Project wells.

Details of the revised fiscal 2016 capital budget expenditures are as follows:

•	We continue to carry out the Wolfberry vertical well development program on our Midland Basin acreage. Our plans call for 6 gross (2.44 net) Wolfberry wells to spud in fiscal 2016 at an estimated cost to the Company of approximately $4.7 million. Pursuant to the terms of the Midland Basin Participation Agreement with CrownRock L.P. (“CrownRock”), our funding amount for the 2.44 net wells is equivalent to 2.79 wells. As of December 31, 2015, we have drilled, completed and tied into production 5 of the six wells.

•	Our revised fiscal 2016 capital budget contemplates 1 CrownQuest Operating, LLC (“CrownQuest”) operated horizontal wells in Glasscock County. The well was budgeted at a gross cost of $8.3 million and has now been drilled, completed and tied-into production. Pursuant to the terms of a Participation Agreement with CrownRock, our primary working interest partner in the acreage operated by CrownQuest, the Company is funding approximately 50% of the cost of the well.

•	Our fiscal 2016 capital budget contemplates 3 gross (1.5 net) vertical wells being spud on the Mitchell Ranch Project. The gross cost of the first of the three wells is expected to be $1.4 million, with subsequent wells expected to be $0.9 million. As of December 31, 2015, we have drilled one of the three wells.

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

A capital budget has not been formally established for the first half of fiscal 2017 (July 1, 2016 to December 31, 2016), however the Company anticipates significantly reduced levels of capital expenditures in the period compared to the prior period. Currently, plans anticipate 1 gross vertical Wolfberry well, 1 gross horizontal well in Howard County, and 3 vertical Mitchell Ranch Project wells in the first half of fiscal 2017, at an estimated capital cost to the Company of $4.9 million.

Liquidity

We define liquidity as cash and cash equivalents and funds available under our Credit Facility. The table below summarizes our liquidity position at December 31, 2015, and June 30, 2015.

	Liquidity at December 31, 2015	Liquidity at June 30, 2015
Borrowing base	$40,000,000	$37,500,000
Cash and cash equivalents	7,055,721	8,748,008
Credit Facility	(37,183,618)	(29,908,366)

Liquidity	$9,872,103	$16,339,642

Working Capital

Our working capital, which we define as current assets minus current liabilities, was in a deficit balance of $27,890,212 as at December 31, 2015, compared to $9,281,344 at June 30, 2015. The Credit Facility matures in August 2016 and has been classified as a current liability as at December 31, 2015, compared to a non-current liability as at June 30, 2015. Our collection of receivables has historically been timely, and we have had no losses associated with uncollectible receivables. Our cash balances totaled $7,055,721 and $8,748,008 at December 31, 2015, and June 30, 2015, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our Credit Facility will be sufficient to fund our working capital needs excluding any acquisitions we may enter into. We expect that our pace of development, production volumes and commodity prices will be the largest variables affecting our working capital. The Company’s cash and cash equivalents at December 31, 2015, includes $6,884,150 of cash denominated in Canadian dollars, which is subject to fluctuations in the foreign exchange rates.

The following table summarizes our cash flows for the periods indicated:

	Six months ended December 31,
	2015	2014
Net cash generated by operating activities	$2,584,959	$10,672,384
Net cash used in investing activities	$(10,989,613)	$(23,215,493)
Net cash generated by financing activities	$7,250,000	$9,757,092

Net cash generated by operating activities decreased by 76%, or $8,087,425, to $2,584,959 during the six months ended December 31, 2015, compared to the prior period. The decrease in our cash flows generated by operating activities was primarily due to decreases in P&NG revenues from lower commodity prices and higher production and operating expenses and higher general and administrative expenses.

Net cash used in investing activities decreased by 53%, or $12,225,880, to $10,989,613 during the six months ended December 31, 2015, compared to the prior period. The decrease in our cash flows used in investing activities was primarily due to more drilling and completion activity during the six months ended December 31, 2014.

Net cash generated by financing activities decreased by 26%, or $2,507,092, to $7,250,000 during the six months ended December 31, 2015, compared to the prior period. The decrease in our cash flows generated by financing activities was due to lower drawings on the Credit Facility of $2,250,000 and no common shares issued for cash during the six months ended December 31, 2015.

Debt

Our Credit Facility is a reducing revolving line of credit of up to $100 million. As at December 31, 2015, the Credit Facility has a borrowing base of $40.0 million, an increase from a borrowing base of $37.5 million at September 30, 2015, of which $37.0 million was drawn down. Subsequent to December 31, 2015, the Company reduced the amount drawn on the Credit Facility to $36.5 million. The Credit Facility will bear interest determined by the percent of the borrowing base utilized and by elections made by the Company. Amounts drawn down under the Credit Facility will bear interest at a rate of LIBOR plus a range of 3.00% to 3.50% or at a rate of U.S. prime plus a range of 2.00% to 2.50%. A minimum interest rate of 3.5% is required on borrowings under the Credit Facility. Payments under the Credit Facility will be required to the extent that outstanding principal and interest exceed the borrowing base. Other fees may also apply pursuant to the bank’s re-determinations of the borrowing base. Changes in the borrowing base are made based on the bank’s engineering valuation of the Company’s oil and gas reserves. The borrowing base is re-determined semi-annually; however, the Company may request two additional re-determinations of the borrowing base annually. The bank’s next engineering valuation of the Company’s oil and gas reserves and re-determination of the borrowing base is anticipated to be completed in the third quarter of fiscal 2016.

The Credit Facility contains certain mandatory covenants, including minimum current ratio and cash flow requirements, and other standard business operating covenants. The Company has complied with all of these covenants as at and during the six months ended December 31, 2015. The Company has pledged its interest in its P&NG and other assets as security for liabilities pursuant to the Credit Facility. Amounts owing on the Credit Facility are payable when the Credit Facility expires in August 2016, unless otherwise extended by the parties, or payable on demand on the event of default. As a result of the Credit Facility expiring in less than one year, the amount due under the Credit Facility has been classified as a current liability. The providers of the Credit Facility have advised that an extension, for an additional two years, of the Credit Facility has been approved, subject to documentation acceptable to the providers. As a result of the entry into the Earthstone Agreement, the Company does not currently plan on committing to an extension of the Credit Facility.

Critical Accounting Policies and Estimates

Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2015 for a description of the Company’s critical accounting policies.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), as required by Rule 13a-15(b) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015, at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The exchange ratio of the Earthstone Agreement is fixed and will not be adjusted in the event of any change in either Earthstone’s or Lynden’s stock price.

Upon completion of the Transaction, each share of Lynden common stock will be converted into the right to receive 0.02842 of a share of Earthstone common stock. This exchange ratio was fixed in the Earthstone Agreement and will not be adjusted to reflect changes in the market price of either Earthstone common stock or Lynden common stock before the Transaction is completed. Changes in the price of Earthstone common stock prior to the completion of the Transaction will affect the value that Lynden shareholders and optionholders will receive on the date of the Transaction. Stock price changes may result from a variety of factors (many of which are beyond Earthstone’s and Lynden’s control), including the following:

•	changes in Earthstone’s and Lynden’s respective businesses, operations and prospects;

•	changes in market assessments of the business, operations and prospects of either company;

•	investor behavior and strategies, including market assessments of the likelihood that the Transaction will be completed, including related considerations regarding court approval of the Transaction;

•	interest rates, general market and economic conditions and other factors generally affecting the price of Earthstone’s and Lynden’s common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Earthstone and Lynden operate.

The price of Earthstone common stock at the completion of the Transaction will most likely be different from its price on the date the Earthstone Agreement was executed and from prices existing on the date of this Quarterly Report on Form 10-Q and on the date of the Lynden special meeting. As a result, the market value represented by the exchange ratio could also change significantly

Completion of the Transaction is contingent upon, among other things, the receipt of the required court approval under Division 5 of Part 9 of the Business Corporations Act (British Columbia).

Earthstone and Lynden can provide no assurance that the required court approval will be obtained or that the approval will not contain terms, conditions or restrictions that would be detrimental to the combined company after completion of the Transaction. Earthstone and Lynden may be unable to obtain the court approval required to complete the Transaction or, in order to do so, Earthstone and Lynden may be required to comply with material restrictions or conditions that may negatively affect the combined company after the Transaction is completed or cause them to abandon the Transaction. Failure to complete the Transaction could negatively affect the future business and financial results of Earthstone and Lynden.

Failure to complete the Transaction could negatively affect the share prices, future businesses and financial results of Lynden.

Completion of the Transaction is not assured and is subject to risks, including the risks that approval of the Transaction by shareholders of Lynden or the court will not be obtained or that certain other closing conditions will not be satisfied. If the Transaction is not completed, the ongoing business and financial results of Lynden may be adversely affected and Lynden will be subject to several risks, including:

•	having to pay certain significant transaction costs relating to the Transaction without receiving the benefits of the Transaction;

•	a termination fee of $0.25 million plus reimbursement of up to $0.25 million of Earthstone’s expenses in certain specific circumstances, including without limitation, Lynden’s breach of certain of its representations, warranties or covenants;

•	a topping fee of $2.25 million plus reimbursement of up to $0.5 million of Earthstone’s expenses if (i) Lynden receives an acquisition proposal and the Lynden board of directors fails to reaffirm its approval of the Transaction, (ii) Lynden receives an acquisition proposal and the Lynden board accepts, approves, recommends or enters into an acquisition agreement, (iii) the Lynden board makes an adverse recommendation change, or (iv) at any time prior to the receipt of the Lynden shareholder approval, Lynden terminates to accept a superior proposal;

•	the potential loss of key personnel during the pendency of the Transaction who may be uncertain about their future roles with the combined company;

•	Lynden is subject to certain restrictions on the conduct of its business prior to closing or termination which may prevent it from making certain acquisitions or dispositions or pursuing certain business opportunities while the Transaction is pending;

•	the share price of Lynden common stock may decline to the extent that the current market prices reflect an assumption by the market that the Transaction will not be completed; and

•	Lynden may be subject to litigation related to any failure to complete the Transaction.

The Earthstone Agreement limits Lynden’s ability to pursue alternatives to the Transaction, which may discourage a potential acquirer of Lynden from making an alternative acquisition proposal and, in certain circumstances, could require Lynden to pay to Earthstone a significant topping fee.

Under the Earthstone Agreement, Lynden is restricted, subject to limited exceptions, from pursuing or entering into alternative transactions in lieu of the Transaction. In general, unless and until the Earthstone Agreement is terminated, Lynden is restricted from soliciting alternative acquisition proposals and providing information to or engaging in discussions with third parties, except in the limited circumstances as provided in the Earthstone Agreement. The Lynden board of directors is limited in its ability to change its recommendation with respect to the Transaction proposals. Lynden has the right to terminate the Earthstone Agreement and enter into an agreement with another party with respect to a “superior proposal,” but only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Earthstone Agreement, the expiration of certain waiting periods that may give Earthstone an opportunity to amend the Earthstone Agreement so the “superior proposal” is no longer a “superior proposal” and the payment of the required topping fee. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Lynden from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Transaction, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable.

Lynden will incur substantial fees and costs in connection with the Transaction.

The Company has incurred and expects to continue to incur significant non-recurring expenses in connection with the Transaction. Additional unanticipated costs may be incurred, including, without limitation, unexpected costs and other expenses in the course of the integration of the businesses of Earthstone and Lynden. The Company cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the integration costs in the near term, or at all.

Lynden will be subject to various uncertainties and contractual restrictions while the Transaction is pending that could adversely affect Earthstone’s and Lynden’s financial results.

Uncertainty about the effect of the Transaction on employees, service providers, suppliers and customers may have an adverse effect on Earthstone and Lynden. These uncertainties may impair Earthstone’s and Lynden’s ability to attract, retain and motivate key personnel until the Transaction is completed and for a period of time thereafter, and could cause service providers, customers, suppliers and others who deal with Earthstone and Lynden to seek to change existing business relationships with the respective party. Employee retention and recruitment may be particularly challenging prior to completion of the Transaction, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Transaction and the preparation for the integration of the two companies may place a significant burden on Earthstone’s and Lynden’s management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect Earthstone’s and Lynden’s financial results or the financial results of the combined company.

In addition, the Earthstone Agreement restricts Earthstone and Lynden from taking certain specified actions while the Transaction is pending without first obtaining the other party’s prior written consent. These restrictions may limit Earthstone and Lynden from pursuing attractive business opportunities and making other changes to their respective businesses prior to completion of the Transaction or termination of the Earthstone Agreement.

The executive officers and directors of Lynden have interests in the Transaction that may be different from, or in addition to, the interests of Lynden’s shareholders generally.

The Lynden board of directors approved the Earthstone Agreement and determined that the Earthstone Agreement and the transactions contemplated thereby, including the Transaction, are advisable and in the best interests of Lynden and its shareholders. You should be aware that the executive officers and directors of Lynden may have financial interests in the Transaction that may be different from, or in addition to, the interests of Lynden’s shareholders. These interests include, among others, severance payments pursuant to their employment agreements and consulting agreements. The Lynden and Earthstone boards of directors were aware of these interests at the time each approved the Transaction and the transactions contemplated by the Earthstone Agreement. These interests may cause the Lynden board of directors to view the Transaction more favorably than other Lynden shareholders or optionholders may view it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

None

Item 6. Exhibits

See Exhibit Index on page 36 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYNDEN ENERGY CORP.

Date: February 16, 2016	By:	/s/ Colin Watt
Colin Watt
President, Chief Executive Officer, Corporate Secretary and Director

Date: February 16, 2016	By:	/s/ Laurie Sadler
Laurie Sadler
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Arrangement Agreement, dated December 16, 2015, among Earthstone Energy, Inc., 1058286 B.C. Ltd. and the Company (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K initially filed on December 17, 2015).

3.1	Certificate of Continuation of Lynden Ventures, Ltd., dated February 2, 2006 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

3.2	Certificate of Change of Name of the Company, dated January 16, 2008 (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

3.3	Notice of Articles of the Company (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

3.4	Articles of the Company, dated December 5, 2005 (incorporated by reference to Exhibit 3.4 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

10.1	Amendment to Executive Employment Agreement dated December 9, 2015, between the Company and Colin Watt (incorporated by reference to our Current Report on Form 8-K initially filed on December 11, 2015).

10.2	Thirteenth Amendment to Credit Agreement, dated December 21, 2015, between Lynden USA Inc., Texas Capital Bank, N.A. as administrative agent, and certain other lenders party thereto (incorporated by reference to our Current Report on Form 8-K initially filed on December 22, 2015).

10.3*	Letter Agreement with CFO

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Schema Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Filed electronically herewith.