Form 10-Q
period 2016-03-31
Lynden Energy Corp.
filed 2016-05-16
CIK 1622620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The registrant had 130,198,411 shares of common stock outstanding at May 13, 2016.

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

“NYMEX.” The New York Mercantile Exchange.

“Operator.” The individual or company responsible for the exploration and/or production of an oil or well or lease.

“P&NG.” Petroleum and natural gas.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2015, and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, both of which are also available under our profile at the SEDAR website (www.sedar.com).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Interim Balance Sheets as of March 31, 2016 and June 30, 2015

(Presented in United States dollars, except where indicated)

(Unaudited)

	Notes	March 31, 2016	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents		$7,542,271	$8,748,008
Trade and other receivables, net of allowance for doubtful accounts	3,8	1,386,754	1,660,135
Income taxes receivable		347,412	469,434
Prepaid expenses		83,803	50,613

Total current assets		9,360,240	10,928,190

Non-current assets
Property, plant and equipment	4	104,146,787	107,283,684

Total assets		$113,507,027	$118,211,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade and other payables	8	$1,858,906	$1,646,846
Credit facility	5,8	36,579,326	—

Total current liabilities		38,438,232	1,646,846

Non-current liabilities
Credit facility	5,8	—	29,908,366
Asset retirement liabilities		310,998	278,790
Deferred tax liabilities		16,120,892	17,497,692

		16,431,890	47,684,848

Total liabilities		54,870,122	49,331,694

Shareholders’ equity
Share capital - authorized unlimited common shares, no par value
Issued and outstanding: March 31, 2016 - 130,198,411 June 30, 2015 - 130,198,411	6	65,622,727	65,622,727
Paid-in capital	6	15,228,879	15,228,879
Accumulated other comprehensive loss		(4,157,907)	(3,788,414)
Deficit		(18,056,794)	(8,183,012)

Total shareholders’ equity		58,636,905	68,880,180

Total liabilities and shareholders’ equity		$113,507,027	$118,211,874

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2016 and 2015

(Presented in United States dollars, except where indicated)

(Unaudited)

	Notes	Three months ended March 31,		Nine months ended March 31,
		2016	2015	2016	2015
Revenue and other income
Oil and natural gas sales, net of royalties		$2,483,043	$3,699,751	$9,570,382	$17,593,290
Derivative financial instruments gain		120,204	—	901,539	—
Interest income		14,582	30,249	66,403	103,539

Total revenue and other income		2,617,829	3,730,000	10,538,324	17,696,829

Expenses
Production and operating expenses		(2,040,665)	(1,959,220)	(5,062,440)	(4,651,407)
Depletion, depreciation and accretion		(2,394,500)	(2,704,024)	(7,271,729)	(8,166,473)
Exploration and impairments		23,701	—	(6,545,578)	(449,541)
General and administrative		(783,179)	(805,744)	(1,998,466)	(1,720,508)
Share of loss in equity investment		—	(431,919)	—	(431,919)
Interest		(349,213)	(279,960)	(781,384)	(794,918)

Total expenses		(5,543,856)	(6,180,867)	(21,659,597)	(16,214,766)

(Loss) income before income taxes		(2,926,027)	(2,450,867)	(11,121,273)	1,482,063
Income tax recovery (expense)		673,191	339,000	1,247,491	(1,449,000)

Net (loss) income		(2,252,836)	(2,111,867)	(9,873,782)	33,063

Other comprehensive (loss) income
Foreign currency translation adjustment		430,910	(835,324)	(369,493)	(1,741,618)

Total comprehensive (loss) income for the period		$(1,821,926)	$(2,947,191)	$(10,243,275)	$(1,708,555)

Weighted average number of common shares outstanding
Basic	6	130,198,411	130,198,411	130,198,411	129,994,825
Diluted	6	130,198,411	130,198,411	130,198,411	130,967,825
Net earnings per common share
Basic		$(0.02)	$(0.02)	$(0.08)	$0.00
Diluted		$(0.02)	$(0.02)	$(0.08)	$0.00

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statement of Changes in Equity for the Nine Months Ended March 31, 2016 and 2015

(Presented in United States dollars, except where indicated)

(Unaudited)

	Common Shares		Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total
	Number	Amount
Balance at June 30, 2015	130,198,411	$65,622,727	$15,228,879	$(3,788,414)	$(8,183,012)	$68,880,180
Foreign currency translation	—	—	—	(369,493)	—	(369,493)
Net loss for the period	—	—	—	—	(9,873,782)	(9,873,782)

Balance at March 31, 2016	130,198,411	$65,622,727	$15,228,879	$(4,157,907)	$(18,056,794)	$58,636,905

	Common Shares		Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total
	Number	Amount
Balance at June 30, 2014	129,275,911	$65,160,387	$15,434,128	$(212,663)	$(7,617,859)	$72,763,993
Common shares issued for cash
Exercise of stock options	922,500	462,352	(205,260)	—	—	257,092
Foreign currency translation	—	—	—	(1,741,618)	—	(1,741,618)
Net income for the period	—	—	—	—	33,063	33,063

Balance at March 31, 2015	130,198,411	$65,622,739	$15,228,868	$(1,954,281)	$(7,584,796)	$71,312,530

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Cash Flows for the Nine months Ended March 31, 2016 and 2015

(Presented in United States dollars, except where indicated)

(Unaudited)

	Notes	Nine months ended March 31,
		2016	2015
Operating activities
Net (loss) income for the period		$(9,873,782)	$33,063
Adjustments for:
Accrued interest		(79,040)	44,867
Unrealized gain on derivative financial instruments		(426,420)	—
Depletion, depreciation and accretion		7,271,729	8,166,473
Impairments		6,565,361	449,541
Share of loss in equity investment		—	431,919
Deferred income taxes		(1,376,800)	1,167,000
Unrealized foreign exchange gain		(156,432)	(417,337)
Changes in non-cash working capital items:
Trade and other receivables		559,761	1,693,100
Income taxes receivable		122,022	—
Prepaid expenses		(33,190)	(86,215)
Trade and other payables		1,200,781	(38,344)
Income taxes payable		—	157,000

Cash generated by operating activities		3,773,990	11,601,067

Investing activities
Advances to investment in associate		—	(431,919)
Acquisition of property, plant and equipment		(11,516,666)	(24,193,545)

Cash used in investing activities		(11,516,666)	(24,625,464)

Financing activities
Drawings on credit facility		6,750,000	9,500,000
Common shares issued for cash, net of issue costs		—	257,092

Cash generated by financing activities		6,750,000	9,757,092

Effect of exchange rate on cash held in foreign currency		(213,061)	(1,324,281)

Change in cash and cash equivalents during the period		(1,205,737)	(4,591,586)
Cash and cash equivalents, beginning of period		8,748,008	13,955,890

Cash and cash equivalents, end of period		$7,542,271	$9,364,304

Cash and cash equivalents are composed of:
Cash		$714,328	$646,239
Guaranteed investment certificates		6,827,943	8,718,065

		$7,542,271	$9,364,304

Supplemental cash flow information	9

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

On December 17, 2015, Lynden and Earthstone Energy, Inc. (“Earthstone”) announced a definitive agreement (as amended, the “Earthstone Agreement”) under which Earthstone will acquire Lynden in an all-stock transaction (the “Transaction”) under a plan of arrangement pursuant to the Business Corporations Act (British Columbia). Under the Earthstone Agreement, the terms of which were unanimously approved by the Boards of Directors of both companies, Earthstone will issue approximately 3.7 million shares of common stock to Lynden’s shareholders. On March 29, 2016, the parties to the Earthstone Agreement entered into an amendment to the Earthstone Agreement clarifying certain technical matters related to the mechanics of the plan of arrangement, mainly that a wholly-owned subsidiary of Earthstone will be the entity that (i) acquires all of the outstanding common stock of Lynden and (ii) amalgamates with Lynden to form one corporate entity with Lynden surviving the amalgamation as a wholly-owned subsidiary of Earthstone. The amendment also extended the date by which Lynden must hold its special meeting to May 27, 2016, and makes miscellaneous conforming changes consistent with the foregoing.

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

The parties have made representations, warranties and covenants in the Earthstone Agreement, including (i) that the parties will, subject to certain exceptions, conduct their respective businesses in the ordinary course and will not engage in certain activities between the execution of the Earthstone Agreement and the consummation of the Transaction; and (ii) the agreement of the Company, subject to certain exceptions, not to solicit alternative transactions or provide information in connection with alternative transactions. Completion of the Transaction is subject to: (1) the approval by the shareholders of the Company of the Earthstone Agreement; (2) a final order from the court in British Columbia to approve the Earthstone Agreement and the fairness of the terms and conditions of the Transaction; (3) applicable regulatory approvals, including certain stock exchange approvals; (4) the absence of legal impediments prohibiting the transactions; and (5) other customary closing conditions. A Special Meeting of Shareholders was held on May 12, 2016, at which meeting the Lynden securityholders approved a special resolution in respect of the Transaction. While a joint information statement/circular has been submitted to all Earthstone stockholders, the Transaction has been approved by the requisite majority pursuant to Earthstone’s certificate of incorporation which provides for approval via stockholder action by written consent.

2. Significant Accounting Policies

a) Basis of presentation

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) as at March 31, 2016, and for the three and nine months ended March 31, 2016, and the 2015 comparative period. These condensed consolidated interim financial statements do not include all the necessary annual disclosures as prescribed under US GAAP and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended June 30, 2015.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which are necessary to present fairly the financial position as at March 31, 2016, and results of operations and cash flows for all periods presented.

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

3. Trade and Other Receivables

	March 31, 2016	June 30, 2015
Accounts receivable – trade	$76,538	$1,340,803
Accrued receivables	1,005,351	237,430
Other receivable – derivative financial asset	286,380	—
Sales taxes receivable	18,485	81,902

	$1,386,754	$1,660,135

The Company did not have any allowance for doubtful accounts as at March 31, 2016, and June 30, 2015. As at March 31, 2016, $990,842 (June 30, 2015 - $1,532,382) is owing from one counterparty.

Other receivable consists of a fair valued derivative financial instrument (discussed in more detail in note 8).

4. Property, Plant and Equipment

	March 31, 2016
	Cost	Accumulated Depletion, Depreciation and Impairment	Net Book Value
Petroleum and natural gas properties
Proved	$132,127,614	$(30,346,363)	$101,781,251
Exploratory well costs	37,956,871	(35,591,749)	2,365,122

	170,084,485	(65,938,112)	104,146,373
Computer equipment	2,001	(1,587)	414

Total property, plant and equipment	$170,086,486	$(65,939,699)	$104,146,787

	June 30, 2015
	Cost	Accumulated Depletion, Depreciation and Impairment	Net Book Value
Petroleum and natural gas properties
Proved	$122,491,540	$(23,096,935)	$99,394,605
Exploratory well costs	36,938,662	(29,050,534)	7,888,128

	159,430,202	(52,147,469)	107,282,733
Computer equipment	2,081	(1,130)	951

Total property, plant and equipment	$159,432,283	$(52,148,599)	$107,283,684

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

During the three months ended December 31, 2015, it was determined that test results from four exploratory test wells drilled in fiscal 2015 had not identified significant reserves. Consequently, the costs attributable to these wells and a portion of the Mitchell Ranch Project leasehold costs, totaling $6,565,361, were written off.

5. Credit Facility

The Company has a reducing revolving line of credit (the “Credit Facility”) in an amount up to $100 million. As at March 31, 2016, the Credit Facility has a borrowing base of $40.0 million, of which $36.5 million has been drawn down. The Credit Facility bears interest determined by the percent of the borrowing base utilized and by elections made by the Company. Amounts drawn down under the Credit Facility will bear interest at a rate of LIBOR plus a range of 3.00% to 3.50% or at a rate of U.S. prime plus a range of 2.00% to 2.50%. A minimum interest rate of 3.5% is required on borrowings under the Credit Facility. Payments under the Credit Facility will be required to the extent that outstanding principal and interest exceed the borrowing base. Other fees may also apply pursuant to the bank’s re-determinations of the borrowing base. Changes in borrowing base are made based on the bank’s engineering valuation of the Company’s oil and gas reserves. The borrowing base is re-determined semi-annually; however, the Company may request two additional re-determinations of the borrowing base annually. The lender`s next engineering valuation of the Company’s oil and gas reserves and re-determination of the borrowing base is anticipated to be completed in June 2016.

The Credit Facility contains certain mandatory covenants, including minimum current ratio and cash flow requirements, and other standard business operating covenants. During the three months ended March 31, 2016, the Company did not comply with a mandatory covenant, the interest coverage ratio, which non-compliance has been waived by the lenders. The Company has pledged its interest in its P&NG and other assets as security for liabilities pursuant to the Credit Facility. Amounts owing on the Credit Facility are payable when the Credit Facility expires in August 2016, unless otherwise extended by the parties, or payable on demand on the event of default. As a result of the Credit Facility expiring in less than one year, the amount due under the Credit Facility has been classified as a current liability. As a result of the entry into the Earthstone Agreement, the Company does not currently plan on committing to an extension of the Credit Facility.

6. Shareholders’ Equity

a) Authorized

An unlimited number of common shares without par value.

An unlimited number of preference shares without par value.

b) Earnings per share:

Diluted earnings per share computation

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Numerator:
Net (loss) income	$(2,252,836)	$(2,111,867)	$(9,873,782)	$33,063

Denominator:
Weighted average number of common shares (basic)	130,198,411	130,198,411	130,198,411	129,994,825
Dilutive effect of share options	—	—	—	436,429
Dilutive effect of warrants	—	—	—	536,571

Weighted average number of common shares (diluted)	130,198,411	130,198,411	130,198,411	130,967,825

Diluted earnings per common share	$(0.02)	$(0.02)	$(0.08)	$0.00

For the three months ended March 31, 2016, 4,010,000 (2015 – 4,270,000) share options are not dilutive and have been excluded from the dilutive earnings per share calculation. For the three months ended March 31, 2016, nil (2015 – 7,512,000) warrants are not dilutive and have been excluded from the dilutive earnings per share calculation.

For the nine months ended March 31, 2016, 4,010,000 (2015 – 2,612,500) share options are not dilutive and have been excluded from the dilutive earnings per share calculation. For the nine months ended March 31, 2016, nil (2015 – nil) warrants are not dilutive and have been excluded from the dilutive earnings per share calculation.

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

The changes in stock options issued during the nine months ended March 31, 2016, and the year ended June 30, 2015, are as follows:

	Nine months ended March 31, 2016		Year ended June 30, 2015
	Number of options	Weighted average exercise price (CDN$)	Number of options	Weighted average exercise price (CDN$)
Balance, beginning of period	4,270,000	$0.69	6,632,500	$0.61
Exercised	—	$—	(922,500)	$0.31
Expired	(260,000)	$0.60	(1,440,000)	$0.55

Balance, end of period	4,010,000	$0.70	4,270,000	$0.69

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

	Options outstanding		Options exercisable
Exercise price (CDN$)	Number of options	Weighted average remaining life (years)	Number of options	Weighted average remaining life (years)
$0.50	1,397,500	1.26	1,397,500	1.26
$0.80	2,612,500	0.31	2,612,500	0.31

	4,010,000	0.64	4,010,000	0.64

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

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Legal fees	$38,554	$14,341	$87,835	$42,682
Transportation and marketing costs	9,098	8,569	33,906	27,859

Total	$47,652	$22,910	$121,741	$70,541

As at March 31, 2016, trade and other payables include $23,281 (June 30, 2015 - $33,320) owing to related parties. Amounts due to or from related parties are unsecured, non-interest bearing and are due on demand.

8. Financial Instruments

As at March 31, 2016, the Company’s financial instruments are cash and cash equivalents, trade and other receivables, credit facility, and trade and other payables. These financial instruments are classified as follows:

Cash and cash equivalents – loans and receivables

Trade and other receivables – loans and receivables

Credit facility – other financial liabilities

Trade and other payables – other financial liabilities

Derivative asset/liability (included in trade and other receivables) – fair value through profit or loss

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

The Company has exposure to credit risk, liquidity risk, and market risk from its use of financial instruments. There have not been any changes to the Company’s exposure to risks, or the objectives, policies and processes to manage these since June 30, 2015.

a) Credit risk

The aging of trade and other receivables are as follows:

	March 31, 2016	June 30, 2015
Trade and other receivables
0 to 60 days	$1,381,057	$1,592,126
61 to 120 days	5,697	8,357
> 120 days[1]	—	59,652

	$1,386,754	$1,660,135

[1]	Utah State withholding taxes on P&NG sales.

b) Liquidity Risk

The following table details the Company’s expected remaining contractual maturities for its financial liabilities and other obligations. The table is based on the undiscounted cash flows of financial liabilities based on the earliest date on which the Company is required to satisfy the liabilities.

	Total	Less than 1 year	One to two years	More than two years
Credit facility[1]	$36,579,326	$36,579,326	$—	$—
Trade and other payables	1,858,906	1,858,906	—	—
Asset retirement liabilities	4,462,000	—	—	4,462,000

	$42,900,232	$38,438,232	$—	$4,462,000

[1]	Includes accrued interest of $79,326.

c) Currency Risk

As at March 31, 2016, a 10% depreciation or appreciation of the Canadian dollar against the United States dollar would result in an increase or decrease, respectively, in the Company’s earnings or loss by $687,806, based on the net exposures presented below:

	Cash	Trade and other receivables	Trade and other payables	Net assets exposure	Effect of +/- 10% change in currency
Canadian dollar denominated	$6,953,726	$10,361	$(86,028)	$6,878,059	$687,806

d) Price Risk

The Company’s P&NG production is marketed and sold on the spot market to area aggregators based on daily spot prices that are adjusted for product quality and transportation costs. The Company’s cash flow from product sales will therefore be impacted by fluctuations in commodity prices.

To protect future cash flows for planned capital expenditures, the Company periodically enters into commodity derivative contracts. In April 2015, the Company entered into a NYMEX based oil price put contract for 9,000 barrels of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per barrel. Fair value changes on this contract are recognized in the statement of income. During the nine months ended March 31, 2016, the Company reported a realized gain of $475,119 (2015 - $0) and reported an unrealized gain of $426,420 (2015 - $0). As at March 31, 2016, the contract has a fair value of $286,380 included in accounts receivable-trade.

9. Supplemental Cash Flow Information

	Nine months ended March 31,
	2016	2015
Non-cash financing activities:
Fair value of stock options transferred to common shares on exercise of stock options	$—	$205,260

10. Segmented Information

At March 31, 2016, the Company has one reportable operating segment, being the acquisition, exploration and development of petroleum and natural gas properties. The Company operates in two reportable geographic areas, being Canada and the United States of America.

An operating segment is defined as a component of the Company:

•	that engages in business activities from which it may earn revenues and incur expenses;

•	whose operating results are reviewed regularly by the entity’s chief operating decision maker; and

•	for which discrete financial information is available.

The Company’s revenues and capital assets in each of the geographic areas are as follows:

	Canada		USA		Consolidated Total
Three months ended March 31,	2016	2015	2016	2015	2016	2015
Revenue and other income
Interest income, net of royalties	$14,582	$30,249	$—	$—	$14,582	$30,249
Derivative financial instruments gain	—	—	120,204	—	120,204	—
Petroleum sales, net of royalties	—	—	1,849,155	2,975,682	1,849,155	2,975,682
Natural gas sales, net of royalties	—	—	319,844	485,205	319,844	485,205
Natural gas liquids sales, net of royalties	—	—	314,044	238,864	314,044	238,864

	$14,582	$30,249	$2,603,247	$3,699,751	$2,617,829	$3,730,000

	Canada		USA		Consolidated Total
Nine months ended March 31,	2016	2015	2016	2015	2016	2015
Revenue and other income
Interest income, net of royalties	$66,403	$103,539	$—	$—	$66,403	$103,539
Derivative financial instruments gain	—	—	901,539	—	901,539	—
Petroleum sales, net of royalties	—	—	7,504,785	13,685,536	7,504,785	13,685,536
Natural gas sales, net of royalties	—	—	1,086,766	1,785,493	1,086,766	1,785,493
Natural gas liquids sales, net of royalties	—	—	978,831	2,122,261	978,831	2,122,261

	$66,403	$103,539	$10,471,921	$17,593,290	$10,538,324	$17,696,829

	Canada		USA		Consolidated Total
	March 31, 2016	June 30, 2015	March 31, 2016	June 30, 2015	March 31, 2016	June 30 2015
Property, plant and equipment	$414	$951	$104,146,373	$107,282,733	$104,146,787	$107,283,684

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

Lynden Energy Corp. is a public company continued under the Business Corporations Act (British Columbia).

The common shares of the Company are listed on the TSX Venture Exchange under the symbol LVL, and the Company is a reporting issuer in British Columbia, Ontario and Alberta. At December 31, 2013, the Company no longer met the definition of a “foreign private issuer” under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), and as of June 30, 2014 (our fiscal year end), we met the registration requirements under Section 12(g) of the Exchange Act and subsequently became a reporting company in the United States. As at March 31, 2016 we have two wholly owned subsidiaries, Lynden Exploration Ltd. and Lynden USA Inc.

Entry into the Earthstone Agreement

On December 17, 2015, Lynden and Earthstone announced that they had entered into the Earthstone Agreement with respect to the Transaction. On March 29, 2016, the parties to the Earthstone Agreement entered into an amendment to the Earthstone Agreement clarifying certain technical matters related to the mechanics of the plan of arrangement, extending the date by which Lynden must hold its special meeting to May 27, 2016, and making miscellaneous conforming changes. Under the Earthstone Agreement, the terms of which were unanimously approved by the Boards of Directors of both companies, Earthstone will issue approximately 3.7 million shares of common stock to Lynden stockholders.

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

The parties have made representations, warranties and covenants in the Earthstone Agreement, including (i) that the parties will, subject to certain exceptions, conduct their respective businesses in the ordinary course and will not engage in certain activities between the execution of the Earthstone Agreement and the consummation of the Transaction; and (ii) the agreement of the Company, subject to certain exceptions, not to solicit alternative transactions or provide information in connection with alternative transactions. Completion of the Transaction is subject to: (1) the approval by the shareholders of the Company of the Earthstone Agreement; (2) a final order from the court in British Columbia to approve the Earthstone Agreement and the fairness of the terms and conditions of the Transaction; (3) applicable regulatory approvals, including certain stock exchange approvals; (4) the absence of legal impediments prohibiting the transactions; and (5) other customary closing conditions. A Special Meeting of Shareholders was held on May 12, 2016, at which meeting the Lynden securityholders approved a special resolution in respect of the Transaction. While a joint information statement/circular has been submitted to all Earthstone stockholders, the Transaction has been approved by the requisite majority pursuant to Earthstone’s certificate of incorporation which provides for approval via stockholder action by written consent.

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

Highlights

The Company’s financial and operating performance for the three months ended March 31, 2016, included the following highlights:

•	Primarily as a result of a significant drop in commodity prices, petroleum and natural gas sales decreased by 33% as compared to the three months ended March 31, 2015;

•	Realized prices decreased 38% per Bbl of oil and 37% per Mcf of gas, but increased 41% per Bbl of NGL compared to the three months ended March 31, 2015; and

•	Average daily production was 1,329 Boe/d in the three months ended March 31, 2016, compared to 1,350 Boe/d in the three months ended March 31, 2015.

Recent Developments

Over the nine months ended March 31, 2016, our average daily production on a quarterly basis has been:

•	During the three months ended March 31, 2016, our average daily production was 706 barrels per day, or Bbls/d, of oil, 1,910 thousand cubic feet per day, or Mcf/d, of natural gas and 304 Bbls/d of NGL, which totaled 1,329 Boe/d; and

•	During the three months ended December 31, 2015, our average daily production was 812 Bbls/d of oil, 1,849 Mcf/d of natural gas and 331 Bbls/d of NGL, which totaled 1,451 Boe/d; and

•	During the three months ended September 30, 2015, our average daily production was 650 Bbls/d of oil, 1,694 Mcf/d of natural gas, and 295 Bbls/d of NGL, which totaled 1,227 Boe/d.

During the three months ended March 31, 2016, we incurred approximately $0.5 million of capital expenditures in connection with our Permian Basin properties. The Company significantly reduced activity levels during the three months ended March 31, 2016, with principal activities being only the drilling of one gross Wolfberry well and one gross Mitchell Ranch well.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;

•	realized prices on the sale of oil, natural gas and NGL; and

•	lease operating expenses.

Sources of Our Revenues

Our revenues are derived from the sale of our oil and natural gas production, as well as the sale of NGL. For the three months ended March 31, 2016 and 2015, our revenues derived from oil sales were 74% and 81% respectively. Natural gas sales accounted for approximately 13% and 13% of total sales for the three months ended March 31, 2016 and 2015, respectively. Our revenues from NGL sales for the three months ended March 31, 2016 and 2015 were 13% and 6%, respectively. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Production Volumes

The following table presents production volumes for the Company’s properties for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		% Change
	2016	2015
Oil (Bbls)	64,285	64,017	0%
Natural gas (Mcf)	173,810	166,531	4%
NGL (Bbls)	27,667	29,738	(7%)

Total (Boe)	120,922	121,510	0%
Average net daily production (Boe/d)	1,329	1,350	(2%)

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

Oil and natural gas prices have been subject to significant fluctuations during the past several years. Recently, oil and natural gas prices have declined significantly. During the nine months ended March 31, 2016, the West Texas Intermediate posted price had declined from a high of $56.94 per Bbl to a low of $26.19 per Bbl. In addition, the Henry Hub spot market price had declined from a high of $2.93 per MMBtu to a low of $1.49 per MMBtu. Likewise, NGL prices have recently suffered significant declines in realized prices. NGL are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics.

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

Results of Operations

Oil, natural gas and NGL sales revenues. The following table provides summary information regarding oil, natural gas and NGL revenues, production, average product prices and average production costs and expenses for the three and nine months ended March 31, 2016 and 2015. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGL to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel NGL to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGL may differ significantly from the price for a barrel of oil.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net Revenues
Oil	$1,849,154	$2,975,681	$7,504,784	$13,685,535
Natural gas	319,844	485,205	1,086,766	1,785,493
NGL	314,044	238,865	978,831	2,122,262

	2,483,042	3,699,751	9,570,381	17,593,290
Production and operating expenses	(2,040,665)	(1,959,220)	(5,062,440)	(4,651,407)

Net back	$442,377	$1,740,531	$4,507,941	$12,941,883

Production
Oil (Bbl)	64,285	64,017	198,773	205,432
Natural gas (Mcf)	173,810	166,531	499,817	506,853
NGL (Bbl)	27,667	29,738	85,201	90,711
Total barrel of oil equivalent (Boe)	120,922	121,510	367,278	380,618
Daily production averages
Oil (Bbls/d)	706	711	723	750
Natural gas (Mcf/d)	1,910	1,850	1,818	1,850
NGL (Bbl/d)	304	330	310	331
Total barrel of oil equivalent (Boe/d)	1,329	1,350	1,336	1,389
Average Prices
Oil (per Bbl)	$28.76	$46,48	$37.76	$66.62
Natural gas (per Mcf)	$1.84	$2.91	$2.17	$3.52
NGL (per Bbl/d)	$11.35	$8.03	$11.49	$23.40
Total average barrel of oil equivalent (per Boe)	$20.53	$30.45	$26.08	$46.28
Costs and Expenses (per Boe)
Lease operating	$12.76	$11.48	$11.44	$8.90
Production and ad valorem taxes	$4.11	$4.64	$2.34	$3.32
Depletion, depreciation and accretion	$19.62	$22.25	$19.74	$21.46
Impairments	$(0.20)	$—	$17.82	$1.18
General and administrative	$6.48	$6.62	$5.44	$4.51

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Income. Net loss for the three months ended March 31, 2016 was ($2,252,836) and ($0.02) per basic and diluted share, compared to net loss of ($2,111,867) and ($0.02) per basic and diluted share for the three months ended March 31, 2015 and was primarily due to lower oil and gas revenues of $1,216,708, offset by lower depletion, depreciation and accretion expense of $309,524, and an equity investment loss of $nil (2015 - $431,919) in the three months ended March 31, 2016.

Oil, natural gas and NGL revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes.

	Three Months Ended March 31,		Change	% Change
	2016	2015
Revenues
Oil	$1,849,154	$2,975,681	$(1,126,527)	(38%)
Natural gas	319,844	485,205	(165,361)	(34%)
NGL	314,044	238,865	75,179	31%

Total revenues	$2,483,042	$3,699,751	$(1,216,709)	(33%)

Production
Oil (Bbl)	64,285	64,017	268	0%
Natural gas (Mcf)	173,810	166,531	7,279	4%
NGL (Bbl)	27,667	29,738	(2,071)	(7%)
Total barrel of oil equivalent (Boe)	120,922	121,510	(588)	(0%)
Daily production averages
Oil (Bbls/d)	706	711	(5)	(1%)
Natural gas (Mcf/d)	1,910	1,850	60	3%
NGL (Bbls/d)	304	330	(26)	(8%)
Total barrel of oil equivalent (Boe/d)	1,329	1,350	(21)	(2%)
Average prices
Oil (per Bbl)	$28.76	$46.48	$(17.72)	(38%)
Natural gas (per Mcf)	$1.84	$2.91	$(1.07)	(37%)
NGL (per Bbl)	$11.35	$8.03	$3.32	41%
Total barrel of oil equivalent (per Boe)	$20.53	$30.45	$9.91	(33%)

Oil revenues. Oil revenues decreased 38% from $2,975,681 for the three months ended March 31, 2015 to $1,849,154 for the three months ended March 31, 2016, as a result of a $17.72 per Bbl decrease in our average realized price for oil, offset by a slight increase in oil production volumes of 268 Bbls.

Natural gas revenues. Natural gas revenues decreased 34% from $485,205 for the three months ended March 31, 2015 to $319,844 for the three months ended March 31, 2016, as a result of a $1.07 per Mcf decrease in our average realized natural gas price, offset by a slight increase in natural gas production volumes of 7,279 Mcf.

NGL revenues. NGL revenues increased 31% from $238,865 for the three months ended March 31, 2015 to $314,044 for the three months ended March 31, 2016, as a result of a $3.32 per Bbl increase in our average realized NGL price, offset by an decrease in NGL production volumes of 2,071 Bbls.

Effects of derivatives. In April 2015, the Company entered into a NYMEX-based oil price put contract for 9,000 barrels of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per barrel. For the three months ended March 31, 2016, we reported an unrealized loss of $230,760 and a realized gain of $350,964. As at and for the three months ended March 31, 2015, all of our production was unhedged.

Operating expenses. The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended March 31,		Change	% Change
	2016	2015
Operating expenses
Lease operating	$1,543,232	$1,395,313	$147,919	11%
Production and ad valorem taxes	497,433	563,907	(66,474)	(12%)
Depletion, depreciation and accretion	2,394,500	2,704,024	(309,524)	(11%)
Exploration and impairments	(23,701)	—	(23,701)	N/A
General and administrative	783,179	805,744	(22,565)	(3)%

Total operating expenses	$5,194,643	$5,468,988	$(274,345)	(5%)

	Three Months Ended March 31,		Change	% Change
	2016	2015
Operating expenses per Boe
Lease operating	$12.76	$11.48	$1.28	11%
Production and ad valorem taxes	4.11	4.64	(0.53)	(11%)
Depletion, depreciation and accretion	19.80	22.25	(2.45)	(11%)
Exploration and impairments	(0.20)	—	(0.20)	N/A
General and administrative	6.48	6.63	(0.15)	(2%)

Total operating expenses	$42.95	$45.00	$(2.05)	(5%)

Lease operating expenses. Lease operating expenses increased 11% from $1,395,313 for the three months ended March 31, 2015, to $1,543,232 for the three months ended March 31, 2016. The increase in our lease operating expenses was primarily attributable to the increased number of operating wells and to the mix of old wells compared to new wells. Older wells generally require more maintenance per Boe produced. Newer wells generally have higher salt water disposal costs per Boe produced.

Production and ad valorem taxes. Production and ad valorem taxes decreased 12% from $563,907 for the three months ended March 31, 2015, to $497,433 for the three months ended March 31, 2016. The decrease in our production and ad valorem taxes was attributable to lower revenues from falling commodity prices during the three months ended March 31, 2016.

Depletion, depreciation and accretion. Depletion, depreciation and accretion decreased 11% from $2,704,024 for the three months ended March 31, 2015, to $2,394,500 for the three months ended March 31, 2016, principally as a result of a smaller percentage of the Company’s reserves being produced.

Exploration and impairments. Exploration and impairments decreased by $23,701 for the three months ended March 31, 2016, due to recoveries of $24,146 of impairment charges of Mitchell Ranch Project exploratory well costs. During the three months ended December 31, 2015, it was determined that test results from four exploratory test wells drilled in fiscal 2015 had not identified significant reserves. Consequently, the costs attributable to these wells and a portion of the Mitchell Ranch Project leasehold costs were written off.

General and administrative expenses. General and administrative (“G&A”) expenses decreased 3% from $805,744 for the three months ended March 31, 2015, to $783,179 for the three months ended March 31, 2016. Administrative, consulting, and directors’ fees decreased by 17% due to lower administrative fees and lower directors’ fees incurred in the three months ended March 31, 2016. Office, miscellaneous and other expenses decreased by 62% primarily due to higher printing costs incurred in order to meet the filing requirements of the U.S. Securities and Exchange Commission in the three months ended March 31, 2015. Professional fees increased by 72% primarily in conjunction with the Earthstone Agreement, including the preparation of the joint proxy and information statement/circular. The following table summarizes G&A for the period indicated.

	Three Months ended March 31,		Change	% Change
	2016	2015
General and administrative expenses
Administrative, consulting, and directors’ fees	$211,170	$253,566	$(42,396)	(17%)
Office, miscellaneous and other	98,116	256,786	(158,670)	(62%)
Professional fees	455,125	264,734	190,391	72%
Promotion and travel	18,768	30,658	(11,890)	(39%)

Total general and administrative expenses	$783,179	$805,744	$(22,565)	(3%)

Interest expense. During the three months ended March 31, 2016, we recorded $349,213 of interest expense as compared to $279,960 in the three months ended March 31, 2015. The increase is primarily the result of approximately $9 million of additional borrowing during the three months ended March 31, 2016 compared to the same period in 2015.

Income taxes. We reported an income tax recovery of $673,191 for the three months ended March 31, 2016, compared to an income tax recovery of $339,000 for the three months ended March 31, 2015. The higher income tax recovery reported for the three months ended March 31, 2016 is primarily attributed to lower oil and gas sales of $1,216,708.

Foreign currency translation adjustment. Foreign currency translation gain of $430,910 was included in other comprehensive income for the three months ended March 31, 2016, compared to a loss of $835,324 for the three months ended March 31, 2015. Foreign currency translation loss relates primarily to translating Lynden Energy Corp.’s and Lynden Exploration Ltd.’s net assets denominated in Canadian dollars into United States dollars. Lynden Energy Corp.’s and Lynden Exploration Ltd.’s functional currency is the Canadian dollar.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Net Income. Net loss for the nine months ended March 31, 2016, was ($9,873,782) and ($0.08) per share and diluted share, compared to net income of $33,063 and $0.00 per share and diluted share for the nine months ended March 31, 2015. The large decrease in net income was primarily due to: 1) a $8,022,909 decrease in oil and gas revenues; and 2) a $6,096,037 increase in exploration and impairments. The net loss for the nine months ended March 31, 2016, also resulted in an income tax recovery of $1,247,491, compared to income tax expense of $1,449,000 for the nine months ended March 31, 2015.

Oil, natural gas and NGL revenues. The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes.

	Nine Months Ended March 31,		Change	% Change
	2016	2015
Revenues
Oil	$7,504,784	$13,685,535	$(6,180,751)	(45%)
Natural gas	1,086,766	1,785,493	(698,727)	(39%)
NGL	978,831	2,122,262	(1,143,431)	(54%)

Total revenues	$9,570,381	$17,593,290	$(8,022,909)	(46%)

Production
Oil (Bbl)	198,773	205,432	(6,658)	(3%)
Natural gas (Mcf)	499,817	506,853	(7,036)	(1%)
NGL (Bbl)	85,201	90,711	(5,509)	(6%)
Total barrel of oil equivalent (Boe)	367,278	380,618	(13,340)	(4%)
Daily production averages
Oil (Bbls/d)	723	750	(27)	(4%)
Natural gas (Mcf/d)	1,818	1,850	(32)	(2%)
NGL (Bbls/d)	310	331	(21)	(6%)
Total barrel of oil equivalent (Boe/d)	1,336	1,389	(54)	(4%)
Average prices
Oil (per Bbl)	$37.76	$66.62	$(28.86)	(43%)
Natural gas (per Mcf)	$2.17	$3.52	$(1.35)	(38%)
NGL (per Bbl)	$11.49	$23.40	$(11.91)	(51%)
Total barrel of oil equivalent (per Boe)	$26.08	$46.28	$(20.19)	(44%)

Oil revenues. Oil revenues decreased 45% from $13,685,535 for the nine months ended March 31, 2015, to $7,504,784 for the nine months ended March 31, 2016, as a result of a $28.86 per Bbl decrease in our average realized price of oil and a decrease in oil production volumes of 6,658 Bbls.

Natural gas revenues. Natural gas revenues decreased 39% from $1,785,493 for the nine months ended March 31, 2015, to $1,086,766 for the nine months ended March 31, 2016, as a result of a $1.35 per Mcf decrease in our average realized natural gas price and a decrease in natural gas production volumes of 7,036 Mcf.

NGL revenues. NGL revenues decreased 54% from $2,122,262 for the nine months ended March 31, 2015, to $978,831 for the nine months ended March 31, 2016, as a result of a $11.91 per Bbl decrease in our average realized NGL price and a decrease in NGL production volumes of 5,509 Bbls.

Effects of derivatives. In April 2015, the Company entered into a NYMEX-based oil price put contract for 9,000 barrels of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per barrel. For the nine months ended March 31, 2016, we reported an unrealized gain of $426,420 and a realized gain of $475,119. As at and for the nine months ended March 31, 2015, all of our production was unhedged.

Operating expenses. The following table summarizes our expenses for the periods indicated.

	Nine months ended March 31,		Change	% Change
	2016	2015
Operating expenses
Lease operating	$4,202,609	$3,388,600	$814,009	24%
Production and ad valorem taxes	859,831	1,262,807	(402,976)	(32%)
Depletion, depreciation and accretion	7,271,729	8,166,473	(894,744)	(11%)
Exploration and impairments	6,545,578	449,541	6,096,037	1356%
General and administrative	1,998,466	1,720,508	277,958	16%

Total operating expenses	$20,878,213	$14,987,929	$5,890,284	39%

	Nine months ended March 31,		Change	% Change
	2016	2015
Operating expenses per Boe
Lease operating	$11.44	$8.90	$2.54	29%
Production and ad valorem taxes	2.34	3.32	(0.98)	(29%)
Depletion, depreciation and accretion	19.80	21.46	(1.66)	(8%)
Exploration and impairments	17.82	1.18	16.64	1409%
General and administrative	5.44	4.52	0.92	20%

Total operating expenses	$56.85	$39.38	$17.47	44%

Lease operating expenses. Lease operating expenses increased 24% from $3,388,600 for the nine months ended March 31, 2015, to $4,202,609 for the nine months ended March 31, 2016. The increase in our lease operating expenses was primarily attributable to the increased number of operating wells and to the higher mix of old wells compared to new wells. Older wells generally require more maintenance per Boe produced. Newer wells generally have higher salt water disposal costs per Boe produced. During the nine months ended March 31, 2016, there was also a more active program of repair and production optimization work on the Company’s wells, which contributed to higher lease operating expenses per Boe.

Production and ad valorem taxes. Production and ad valorem taxes decreased 32% from $1,262,807 for the nine months ended March 31, 2015, to $859,831 for the nine months ended March 31, 2016. The decrease in our production and ad valorem taxes was attributable to lower revenues from falling commodity prices during the nine months ended March 31, 2016.

Depletion, depreciation and accretion. Depletion, depreciation and accretion decreased 11% from $8,166,473 for the nine months ended March 31, 2015, to $7,271,729 for the nine months ended March 31, 2016, as a result of a 4% decrease in production of Boe and a smaller percentage of the Company’s reserves being produced.

Exploration and impairments. Exploration and impairments increased by $6,096,037 from $449,541 for the nine months ended March 31, 2015, primarily due to the $6,541,215 impairment of Mitchell Ranch Project exploratory well costs. During the three months ended December 31, 2015, it was determined that test results from four exploratory test wells drilled in fiscal 2015 had not identified significant reserves. Consequently, the costs attributable to these wells and a portion of the Mitchell Ranch Project leasehold costs were written off. The $449,541 impairment reported during the nine months ended March 31, 2015 related to the write-off of the Paradox Basin Project suspended exploratory well costs.

General and administrative expenses. General and administrative (“G&A”) expenses increased 16% from $1,720,508 for the nine months ended March 31, 2015, to $1,998,466 for the nine months ended March 31, 2016.

The increase in G&A was primarily due to incurring $350,000 of consulting fees in conjunction with the Earthstone Agreement. Office, miscellaneous and other expenses decreased by 19% primarily due to higher printing costs incurred in order to meet the filing requirements of the U.S. Securities and Exchange Commission in the nine months ended March 31, 2015. Professional fees increased by 21% primarily in conjunction with the Earthstone Agreement, including the preparation of the joint proxy and information statement/circular. The following table summarizes G&A for the period indicated.

	Nine months ended March 31,		Change	% Change
	2016	2015
General and administrative expenses
Administrative, consulting, and directors’ fees	$950,484	$636,239	$314,245	49%
Office, miscellaneous and other	281,507	351,716	(70,209)	(20%)
Professional fees	710,306	588,278	122,028	21%
Promotion and travel	56,169	144,275	(88,106)	(61%)

Total general and administrative expenses	$1,998,466	$1,720,508	$277,958	16%

Interest expense. During the nine months ended March 31, 2016, we recorded $781,384 of interest expense compared to $794,918 in the nine months ended March 31, 2015. The decrease is primarily the result of capitalizing $317,026 of interest expense in the nine months ended March 31, 2016, concerning wells under development during the period. We also incurred $62,500 more in banking fees during the nine months ended March 31, 2015.

Income taxes. Income taxes decreased by $2,696,491 from $1,449,000 for the nine months ended March 31, 2015, to a recovery of $1,247,491 for the nine months ended March 31, 2016. The decrease in income taxes is primarily the result of $8,022,908 lower oil and gas sales; $411,033 higher production and operating expenses; and $277,958 higher general and administrative expenses during the nine months ended March 31, 2016, compared to the nine months ended March 31, 2015.

Foreign currency translation adjustment. Foreign currency translation loss was $369,493 included in other comprehensive income for the nine months ended March 31, 2016, compared to $1,741,618 for the nine months ended March 31, 2015. Foreign currency translation loss relates primarily to translating Lynden Energy Corp.’s and Lynden Exploration Ltd.’s net assets denominated in Canadian dollars into United States dollars. Lynden Energy Corp.’s and Lynden Exploration Ltd.’s functional currency is the Canadian dollar.

Capital Requirements and Sources of Liquidity

The Company’s primary sources of liquidity have been available cash on hand, cash generated from operations, borrowings under our Credit Facility and proceeds from asset dispositions. To date, the Company’s primary use of capital in this fiscal year has been for the acquisition, development and exploration of oil and natural gas properties.

During the nine months ended March 31, 2016, we spent approximately $12.0 million on capital expenditures on property, plant and equipment, which amount includes expenditures for activities included in the Company’s fiscal 2015 capital budget.

Our fiscal 2016 (July 1, 2015 to June 30, 2016) capital budget for drilling, completion, recompletion and infrastructure was originally established at approximately $18.9 million, and has since been revised downwards to approximately $10.4 million for the following:

•	$4.7 million, or 45%, for the participation in the drilling and completion of 6 gross (2.44 net) vertical Midland Basin wells;

•	$4.1 million, or 39% for the participation in the drilling and completion of 1 gross (0.43 net) horizontal Midland Basin wells; and

•	$1.6 million, or 16%, for the participation in the drilling and completion of 3 gross (1.50 net) vertical Mitchell Ranch Project wells.

Details of the revised fiscal 2016 capital budget expenditures are as follows:

•	We continue to carry out the Wolfberry vertical well development program on our Midland Basin acreage. Our plans call for 6 gross (2.44 net) Wolfberry wells to spud in fiscal 2016 at an estimated cost to the Company of approximately $4.7 million. Pursuant to the terms of the Midland Basin Participation Agreement with CrownRock L.P. (“CrownRock”), our funding amount for the 2.44 net wells is equivalent to 2.79 wells. As of March 31, 2016, we have drilled, completed and tied into production 5 of the six wells, and have drilled the sixth well.

•	Our revised fiscal 2016 capital budget contemplates one CrownQuest Operating, LLC (“CrownQuest”) operated horizontal well in Glasscock County. The well was budgeted at a gross cost of $8.3 million and has now been drilled, completed and tied-into production. Pursuant to the terms of a Participation Agreement with CrownRock, our primary working interest partner in the acreage operated by CrownQuest, the Company is funding approximately 50% of the cost of the well.

•	Our fiscal 2016 capital budget contemplates 3 gross (1.5 net) vertical wells being spud on the Mitchell Ranch Project. The gross cost of the first of the three wells is expected to be $1.4 million, with subsequent wells expected to be $0.9 million. As of March 31, 2016, 2 of the 3 wells have been drilled.

Based upon current oil and natural gas prices, we believe that our cash and cash equivalents on hand and our cash flow from operations and additional borrowings under our Credit Facility will provide us with sufficient liquidity to complete our fiscal 2016 capital program, excluding any acquisitions we may enter into. The Company is not contractually bound to drill any wells to which it has not first consented. In April 2015, we entered into a NYMEX-based oil price put contract for 9,000 Bbls of oil per month from September 2015 until August 2016 (12 months) with a strike price of $50 per Bbl as a hedge against some of the effects of commodity volatility during the period of the contract.

Future cash flows are subject to a number of variables, including but not limited to the level of oil and natural gas production and prices.Significant additional capital expenditures will be required to more fully develop our properties. We cannot assure that additional capital will be available on acceptable terms or at all. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financings, asset sales, offerings of debt and equity securities or other means. We cannot assure you that needed capital will be available on acceptable terms or at all. If we are unable to obtain capital when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves. See “1A. Risk Factors” for additional information.

A capital budget has not yet been formally established for the first half of fiscal 2017 (July 1, 2016 to December 31, 2016); however, the Company anticipates significantly reduced levels of capital expenditures in the period compared to the prior period. Currently, plans anticipate one gross (0.40 net) horizontal well in Howard County, and one gross (0.50 net) vertical Mitchell Ranch Project well in the first half of fiscal 2017, at an estimated capital cost to the Company of $3.7 million.

Liquidity

We define liquidity as cash and cash equivalents and funds available under our Credit Facility. The table below summarizes our liquidity position at March 31, 2016, and June 30, 2015.

	Liquidity at March 31,	Liquidity at June 30,
	2016	2015
Borrowing base	$40,000,000	$37,500,000
Cash and cash equivalents	7,542,271	8,748,008
Credit Facility	(36,579,326)	(29,908,366)

Liquidity	$10,962,945	$16,339,642

Working Capital

Our working capital, which we define as current assets minus current liabilities, was in a deficit balance of $29,077,992 as at March 31, 2016, compared to $9,281,344 at June 30, 2015. The Credit Facility matures in August 2016 and has been classified as a current liability as at March 31, 2016, compared to a non-current liability as at June 30, 2015. Our collection of receivables has historically been timely, and we have had no losses associated with uncollectible receivables. Our cash balances totaled $7,542,271 and $8,748,008 at March 31, 2016, and June 30, 2015, respectively. Due to the amounts that accrue related to our drilling program, we may incur working capital deficits in the future. We expect that our cash flows from operating activities and availability under our Credit Facility will be sufficient to fund our working capital needs for fiscal 2016 excluding any acquisitions we may enter into. We expect that our pace of development, production volumes and commodity prices will be the largest variables affecting our working capital. The Company’s cash and cash equivalents at March 31, 2016, includes $6,953,726 of cash denominated in Canadian dollars, which is subject to fluctuations in the foreign exchange rates.

The following table summarizes our cash flows for the periods indicated:

	Nine months ended March 31,
	2016	2015
Net cash generated by operating activities	$3,773,990	$11,601,067
Net cash used in investing activities	$(11,516,666)	$(24,625,464)
Net cash generated by financing activities	$6,750,000	$9,757,092

Net cash generated by operating activities decreased by 67%, or $7,827,077, to $3,773,990 during the nine months ended March 31, 2016, compared to the prior period. The decrease in our cash flows generated by operating activities was primarily due to decreases in P&NG revenues from lower commodity prices and higher production and operating expenses and higher general and administrative expenses.

Net cash used in investing activities decreased by 53%, or $13,108,798, to $11,516,666 during the nine months ended March 31, 2016, compared to the prior period. The decrease in our cash flows used in investing activities was primarily due to more drilling and completion activity during the nine months ended March 31, 2015.

Net cash generated by financing activities decreased by 31%, or $3,007,092, to $6,750,000 during the nine months ended March 31, 2016, compared to the prior period. The decrease in our cash flows generated by financing activities was due to lower drawings on the Credit Facility of $2,750,000 and no common shares issued for cash during the nine months ended March 31, 2016.

Debt

Our Credit Facility is a reducing revolving line of credit of up to $100 million. As at March 31, 2016, the Credit Facility has a borrowing base of $40.0 million, of which $36.5 million was drawn down. The Credit Facility will bear interest determined by the percent of the borrowing base utilized and by elections made by the Company. Amounts drawn down under the Credit Facility will bear interest at a rate of LIBOR plus a range of 3.00% to 3.50% or at a rate of U.S. prime plus a range of 2.00% to 2.50%. A minimum interest rate of 3.5% is required on borrowings under the Credit Facility. Payments under the Credit Facility will be required to the extent that outstanding principal and interest exceed the borrowing base. Other fees may also apply pursuant to the bank’s re-determinations of the borrowing base. Changes in the borrowing base are made based on the bank’s engineering valuation of the Company’s oil and gas reserves. The borrowing base is re-determined semi-annually; however, the Company may request two additional re-determinations of the borrowing base annually. The lender`s next engineering valuation of the Company’s oil and gas reserves and re-determination of the borrowing base is anticipated to be completed in June 2016.

The Credit Facility contains certain mandatory covenants, including minimum current ratio and cash flow requirements, and other standard business operating covenants. During the three months ended March 31, 2016, the Company did not comply with a mandatory covenant, the interest coverage ratio, which non-compliance has been waived by the lenders. The Company has pledged its interest in its P&NG and other assets as security for liabilities pursuant to the Credit Facility. Amounts owing on the Credit Facility are payable when the Credit Facility expires in August 2016, unless otherwise extended by the parties, or payable on demand on the event of default. As a result of the Credit Facility expiring in less than one year, the amount due under the Credit Facility has been classified as a current liability. As a result of the entry into the Earthstone Agreement, the Company does not currently plan on committing to an extension of the Credit Facility.

Critical Accounting Policies and Estimates

Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2015, for a description of the Company’s critical accounting policies.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

Subsequent Events

As previously announced in our Current Report on Form 8-K filed on May 12, 2016, the Special Meeting of Shareholders was held on May 12, 2016, at which meeting the Lynden securityholders approved a special resolution in respect of the Transaction with Earthstone Energy, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended June  30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), as required by Rule 13a-15(b) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and includes, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016, at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015. You should carefully consider the risk factors discussed in our 2015 Form 10-K and December 31, 2015 Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

LYNDEN ENERGY CORP.

Date: May 16, 2016	By:	/s/ Colin Watt
Colin Watt
President, Chief Executive Officer, Corporate Secretary and Director

Date: May 16, 2016	By:	/s/ Laurie Sadler
Laurie Sadler
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Arrangement Agreement, dated December 16, 2015, among Earthstone Energy, Inc., 1058286 B.C. Ltd. and the Company (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K initially filed on December 17, 2015).

2.2	First Amendment to the Arrangement Agreement, dated March 29, 2016, among Earthstone Energy, Inc., 105-8286 B.C. Ltd. and the Company (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K initially filed on March 29, 2016.

3.1	Certificate of Continuation of Lynden Ventures, Ltd., dated February 2, 2006 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

3.2	Certificate of Change of Name of the Company, dated January 16, 2008 (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

3.3	Notice of Articles of the Company (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

3.4	Articles of the Company, dated December 5, 2005 (incorporated by reference to Exhibit 3.4 of our Registration Statement on Form 10-12G initially filed on October 29, 2014).

10.1	Letter Agreement with CFO (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q initially filed on February 16, 2016).

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Schema Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Filed electronically herewith.